Form 10-K
period 1999-12-31
FIRST OTTAWA BANCSHARES INC
filed 2000-03-30
CIK 1099668

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999

                        COMMISSION FILE NUMBER: 005-57237

                          FIRST OTTAWA BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                          36-4331185
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


        701-705 LASALLE STREET                               61350
            OTTAWA, ILLINOIS                               (ZIP Code)
(Address of Principal Executive Offices)

                                 (815) 434-0044
                          (Registrant Telephone Number,
                              including Area Code)

                  SECURITIES REGISTERED UNDER SECTION 12(b) OF
                               THE EXCHANGE ACT:
                                      None

                  SECURITIES REGISTERED UNDER SECTION 12(g) OF
                               THE EXCHANGE ACT:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting shares held by non-affiliates of the Registrant is $30,439,368 as of March 24, 2000. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates" and that the last price known to management was a sale of 4,900 shares on March 23, 2000 at $57.00 per share.

       663,627 shares of common stock were outstanding as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Parts II and IV are incorporated by reference from the Registrant's 1999 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2000.

     Except for those portions of the 1999 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

-------------------------------------------------------------------------------



                                      INDEX

PART I                                                               PAGE NO.
-------                                                              --------

Item 1     Business                                                         1
Item 2     Properties                                                      17
Item 3     Legal Proceedings                                               18
Item 4     Submission of Matters to a Vote of Security Holders             18



PART II
-------

Item 5     Market for the Registrant's Common Equity and
             Related Stockholder Matters                                   19
Item 6     Selected Financial Data                                         19
Item 7     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 19
Item 7A    Quantitative and Qualitative Disclosures about Market Risk      19
Item 8     Financial Statements and Supplementary Data                     19
Item 9     Changes in and Disagreements on
             Accounting and Financial Disclosure                           20



PART III
--------

Item 10    Directors and Executive Officers of the Registrant              21
Item 11    Executive Compensation                                          21
Item 12    Security Ownership of Certain Beneficial Owners
             and Management                                                21
Item 13    Certain Relationships and Related Transactions                  21



PART IV
-------

Item 14    Exhibits, Financial Statement Schedules and                     22
             Reports on Form 8-K



                                     PART I


ITEM 1.    BUSINESS.


     First Ottawa Bancshares, Inc. ("Bancshares") is a community-based bank holding company. Bancshares and its wholly-owned subsidiary, First National Bank of Ottawa (the "Bank"), are together referred to as "the Company." Bancshares was organized during 1999 and on October 1, 1999 exchanged 100% of its common stock for 100% of the Bank's common stock. This exchange was accounted for as an internal reorganization. All references to the combined Company, unless otherwise indicated, at or before October 1, 1999, refer to the Bank. As of December 31, 1999, the Company had total assets of $240 million, total deposits of $184 million, loans and loans held for sale, net of unearned income, of $129 million and total Stockholders' equity of $26 million. For the year ended December 31, 1999, the Company had interest income of $16 million and net income of $2.2 million, which amounted to net income per share of $2.87.


     The Company conducts a general banking business embracing most of the services, both commercial and consumer, which banks may lawfully provide, including the following principal services: the acceptance of deposits for demand, savings, and time accounts and the servicing of such accounts; commercial, agricultural, consumer, and real estate lending, including installment loans, personal lines of credit, and overdraft protection; trust operations; farm management; safe deposit operations; and an extensive variety of additional services tailored to the needs of individual customers, including the sale of traveler's checks, cashier's checks, and foreign currency and other special services. Loans, both commercial and consumer, are provided on either a secured or unsecured basis to corporations, partnerships, and individuals. Commercial lending covers such areas as business, industry, capital, agriculture, inventory, and real estate, with the latter including residential properties. Consumer loans are made for a variety of purposes including automobile purchases, recreational vehicle purchases, consumer goods, installment loans, and other types of loans.

     The Company is located in the City of Ottawa, Illinois (population 17,500) in LaSalle County in Illinois. A substantial portion of the Company's business is significantly dependent upon the economic conditions in this market area. LaSalle County is the second largest county by area in the state of Illinois. Ottawa is located in northeastern Illinois approximately 80 miles southwest of Chicago and approximately 65 miles north of Bloomington. Ottawa may be accessed by Interstate 80; U.S. Route 6; State Routes 23 and 71; and recently completed Interstate 39, which is located 11 miles west of Ottawa. The City is also serviced by two railroads and the Ottawa Airport.

     Ottawa is the county seat of LaSalle County. Accordingly, many county, state, and other governmental offices are located in Ottawa.

     LaSalle County has a diverse economy with a balance in agriculture, transportation and industry. Grain terminals on the Illinois Deep Waterway at Ottawa provide a direct distribution point for agricultural products to overseas markets via the Gulf of Mexico and the St. Lawrence Seaway. LaSalle County annually ranks in the top 10 counties in Illinois for corn and soybean production. LaSalle County, the site of the largest producer of silica sand in the United States, has a diverse manufacturing sector which includes, in addition to the production of silica sand, the manufacture of residential glass, automotive and industrial belts and equipment, electronic typewriters and computer printers, plastics, office supplies, and rubber products. Many of these companies conduct business in national and, in some instances, international markets.

     The Ottawa area is continuing to expand. Many developments have had a significant impact on the area economy, including a new County Office Building on the north edge of Ottawa and several new and expanded shopping center projects.

     LENDING ACTIVITIES. The Company relies on interest income from lending activities as a major source of revenue. The Company has a community bank focus -- serving the credit needs of the local community. Because of this local focus, the Company has a flexible process for handling loan requests rather than being tied to rigid standards. The discussions below regarding lending policies reflect general guidelines and may vary on a case-by-case basis depending on the borrower's credit history and the type and size of loan. During the approval process for loans it originates, the Company assesses both the applicant's ability to repay the loan and the value of any collateral securing the loan. The Company verifies the applicant's ability to repay the loan by using credit reports, financial statements, confirmations, and other items, including appraisals.

     Ten loan officers have the authority to handle all lending activities of the Company. Each lending officer has authority to approve extensions of credit up to their individual lending limit. The Company has an Officers Loan Committee (consisting of Vice Presidents, the Senior Vice President, the Executive Vice President and the President of the Bank) which approves loans of up to $150,000. All loans between $150,000 and $500,000 are sent to the Director's Loan Committee for approval. The Director's Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans; formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs; and establishing interest rate and fee guidelines. All loans in excess of $500,000 are reviewed and approved by the Board of Directors. The Board of Directors also is responsible for directing and supervising the Director's Loan Committee, policy review, and oversight of the loan and investment functions of the Company. The Board of Directors also monitors the adequacy of the Company's loan loss reserves.

     LOAN PORTFOLIO COMPOSITION. The Company's gross loan portfolio, including loans held for sale, totaled $129 million at December 31, 1999, representing 70% of the Company's total deposits at that date. The Company's loan portfolio at December 31, 1999 included $60 million for real estate purposes, $53 million for consumer purposes, and $15 million for commercial and agricultural purposes.

     Certain risks, including the risk of non-payment, are associated with each type of loan. The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower's unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower's other existing indebtedness, and the value of the collateral securing the loan if the Company must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan. The primary risks associated with commercial loans are the experience and quality of the borrower's management, the business climate, and the impact of economic factors. With respect to agricultural loans, the primary risks are weather, market conditions, and, like commercial loans, the quality of the borrower's management. Risks associated with real estate loans include concentrations of loans in a loan type such as commercial or agricultural and fluctuating land values.

     The Company's strategy in addressing and managing these types of risks is to follow its loan policies and underwriting practices, which include (i) granting loans on a sound and collectible basis; (ii) investing funds profitably for the benefit of the stockholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Company's general market area while maintaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; (vi) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies; and (vii) developing and applying adequate collections procedures.

All table amounts throughout the Form 10-K are in thousands except share and per share data.

     The following table presents the components of the Company's loan portfolio as of December 31 for each year shown.



                                        1999            1998             1997             1996           1995
                                        ----            ----             ----             ----           ----
Real estate loans                   $     59,560    $     58,136     $     57,491    $     56,766    $      48,023

Commercial and
  agricultural loans                      15,222          15,013           12,910          12,581           14,782

Installment loans, net of
  unearned income                         48,751          41,898           46,776          39,361           31,301

Home equity lines of credit                4,219           3,812            4,286           2,718                -
                                    ------------    ------------     ------------    ------------    -------------

     Total loans                         127,752         118,859          121,463         111,426           94,106

Deferred loan fees                           (46)            (58)             (37)            (34)             (38)
                                    ------------    ------------     ------------    ------------    -------------

     Loans, net of deferred
       loan fees                         127,706         118,801          121,426         111,392           94,068

Allowance for loan losses                 (1,059)         (1,029)            (800)           (779)            (667)
                                    ------------    ------------     ------------    ------------    -------------

     Loans, net                     $    126,647    $    117,772     $    120,626    $    110,613    $      93,401
                                    ============    ============     ============    ============    =============

Loans held for sale                 $      1,738    $        563     $          -    $          -    $           -
                                    ============    ============     ============    ============    =============


     For years prior to 1996, the amount of home equity lines of credit are not separately available but are included with real estate loans.

     Maturities (based on contractual terms) of the Company's commercial and construction loan portfolio at December 31, 1999 are summarized below:


                                            One Year        One to          Over
                                             or Less      Five Years     Five Years         Total
                                          -----------     -----------    -----------    -----------
     Commercial and agricultural          $     7,743     $     5,226    $     1,752    $    14,721

     Real estate - construction                   501               -              -            501
                                          -----------     -----------    -----------    -----------

         Total                            $     8,244     $     5,226    $     1,752    $    15,222
                                          ===========     ===========    ===========    ===========



     At December 31, 1999, of the total loans that mature in more than one year, $77.5 million, or 88.6%, bear interest at fixed rates and $9.9 million, or 11.4%, bear interest at variable rates.

     CONSUMER LOANS. Generally, three of the Company's ten lending officers process consumer installment loans. The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile loans and recreational vehicle loans, on both a direct and indirect basis. Consumer loans totaled approximately $53 million at December 31, 1999, or approximately 41% of the Company's total loan portfolio. Approximately 90% of the Company's consumer loans are automobile loans, and of these loans, approximately 81% are made indirectly by the Company through automobile dealers. The Company's consumer loans are fixed-rate loans with final maturities of five years or less. At December 31, 1999, the Company had 41 consumer loans totaling $283,000 that were past due in excess of 90 days. The past due consumer loans totaled $1.6 million.

     In approving consumer loans, lending officers consider the borrower's past credit history, the borrower's ability to repay the debt, the collateral offered, and local economic conditions that could affect the borrower's income. Loans being originated for new borrowers must be accompanied by a completed application dated and signed by the borrower, giving the details of the loan request. Total debts, along with the gross monthly income of the borrower, are required to be shown on the application. A brief cash flow analysis is performed by the loan officer showing the amount of the borrower's income available for debt service based on current debts plus the new loan request. Generally, debt service to gross income should not exceed 40%. New credit reports are obtained on all borrowers with each loan request. The value of collateral on loans secured by used automobiles is generally determined by using industry-accepted used car guides. In connection with used automobile loans, the Company generally requires a 90% loan-to-value ratio; however, depending upon various factors, including the credit experience of the Company with the borrower, the Company may extend credit in excess of the value of the used automobile. A loan-to-value ratio of 90% of sticker price is generally required for new automobile loans. Boats, mobile homes, recreational vehicles, and similar items generally require a loan-to-value ratio of 70% to 80% of the current market value of the collateral.

Unsecured consumer loans are granted to borrowers based upon satisfactory income, indebtedness levels, and credit records and experience.


     COMMERCIAL, AGRICULTURAL, AND REAL ESTATE LENDING. Six of the Company's ten lending officers service most of the commercial, agricultural, and real estate loans. One loan officer principally services commercial loans, two officers principally service agricultural loans, and three officers principally service residential mortgage loans. However, because of the Company's flexible lending practices, any of the loan officers may service loans in the commercial, agricultural, and real estate areas.

     COMMERCIAL AND AGRICULTURAL. At December 31, 1999, the Company's commercial and agricultural non-real estate loans totaled $15 million or approximately 12% of the total loan portfolio of the Company. The primary lending area of the Company is within a five-mile radius of the Company's offices. The majority of agricultural and commercial non-real estate loans are written for one to five years, may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. The fixed rate generally is established by the Company's Real Estate Department after considering the cost of funds to the Company as well as the rates of competing institutions. The variable rate is generally based upon the national prime rate as disclosed in THE WALL STREET JOURNAL. Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary greatly from monthly, quarterly, semi-annually, and annually. At December 31, 1999, the Company had eight commercial non-real-estate loans totaling $49,000 past due in excess of 90 days. There were no past due agricultural non-real-estate loans at December 31, 1999.

     All commercial and agricultural borrowers, both existing and new, are required by policy to have a current financial statement no older than one year. Borrowers also are required to provide the Company with recent tax returns and pro forma projections. Using certain computer programs and the data supplied by borrowers, the loan officers produce additional financial information utilized in analyzing the loans and the borrowers. The general nature of the collateral securing the Company's commercial and agricultural loans consists of equipment, farm products, crops, inventory, chattel paper, accounts receivable, and general intangibles. The Company's loan-to-value ratio with respect to agricultural and commercial non-real-estate loans averages 66 2/3% to 75% of the value of the collateral securing the loan.

     REAL ESTATE LENDING. The Company's primary real estate lending consists of residential loans with a small portion in agricultural and commercial real estate loans. Real estate loans at December 31, 1999 totaled approximately $60 million or approximately 47% of the Company's total loan portfolio. All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer. A credit investigation is performed and an analysis of the borrower's ability to repay is conducted. Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company's suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan. Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher. With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing. Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real-estate loans.


     The Company's residential real estate loans consist of 15-year and 20-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan. The Company's fixed-rate loans with biweekly payments account for approximately 43% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25-year loans in approximately 18.9 years. The Company occasionally originates 25-year and 30-year fixed-rate loans which are sold into the secondary market through Federal Home Loan Mortgage Corporation ("Freddie Mac"). These loans are underwritten to meet all Freddie Mac requirements. The Company retains all servicing rights on loans sold into the secondary market, and at December 31, 1999, mortgage loans serviced for the secondary market totaled approximately $14.7 million.

     At December 31, 1999, the Company had 18 real estate mortgage loans totaling $1.2 million past due in excess of 90 days.

     INTEREST RATES AND FEES. Interest rates and fees charged on the Company's loans are affected primarily by the market demand for loans and the supply of money available for lending purposes. These factors are affected by, among other things, general economic conditions and the policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters.

     NON-PERFORMING LOANS. When a borrower fails to make a required payment on a loan and does not cure the delinquency within 30 days, the loan is classified as delinquent. In this event, the normal procedure followed by the Company is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly, but, if not, the Company normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings when loan payments are 120 days past due.

     At December 31, 1999, the Company had 218 loans delinquent for 30 to 90 days in an aggregate principal amount of $3.1 million and representing 2.4% of the total loan portfolio. At December 31, 1999, the Company had 70 loans totaling $1.5 million delinquent for more than 90 days.

     It is the Company's policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Interest on these loans is credited to income only when the collection of principal has been reasonably assured and only to the extent interest payments are received. If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status. At December 31, 1999, there were four loans totaling $397,000 on nonaccrual status.

     As a result of economic conditions and other factors beyond the Company's control, the Company's future loss and delinquency experience cannot be predicted.

     The nonperforming assets of the Company as of December 31 are indicated below:



                                                   1999         1998          1997         1996         1995
                                                   ----         ----          ----         ----         ----

     Non-accrual loans                           $     397    $     299    $     653    $     465    $      98
     Loans ninety days past due and
       still accruing interest                       1,543        1,140          349          330           87
     Other real estate owned                           113           94           43            -            -
                                                 ---------    ---------    ---------    ---------    ---------

     Total nonperforming assets                  $   2,053    $   1,533    $   1,045    $     795    $     185
                                                 =========    =========    =========    =========    =========


     Nonperforming loans as a percentage
       of total loans, net of unearned
       income and deferred loan fees                 1.52%        1.21%          .83%         .71%         .20%

     Nonperforming assets as a percentage
       of total assets                                .85          .62           .43          .34          .08

     Nonperforming loans as a percentage
       of the allowance for loan losses            183.19       139.84        125.25       102.10        27.74


     The effect of nonaccrual loans upon interest income is not deemed to be material by management. Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection. At December 31, 1999, there were no other loans classified as problem loans that were not included above. At December 31, 1999, there were no other assets classified as problem assets other than the loans shown above. Management alsomaintains a loans requiring attention report that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company's internal loan review or the loan committee. The total of loans requiring attention as of December 31, 1999 was $2,591,332.


     ALLOWANCE FOR LOSSES ON LOANS. The Company maintains an allowance for loan losses, which includes losses relating to particular identified assets, if appropriate, and an unallocated portion. The allowance for loan losses is established through a charge to operations at the time loan value, in the judgment of management, becomes impaired. As noted in the previous table, nonperforming assets increased by $520,000 in 1999 after increasing by $488,000 during 1998.

Management considered this information along with other portfolio trends in concluding on the adequacy of the allowance for loan losses at December 31, 1999. The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans, based upon an analysis of the loan portfolio, including such factors as prior loan loss experience, economic conditions affecting the area's economy, regulatory considerations and other factors which management believes deserve consideration. At December 31, 1999, the balance in the allowance was $1.1 million, or .83% of gross loans outstanding. Management has concluded that the allowance for loan losses is adequate at December 31, 1999.


SUMMARY OF LOAN LOSS EXPERIENCE

     The allowance for loan losses is maintained by management at a level considered adequate to cover losses that are currently anticipated based upon past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

     Loan loss experience for the five years ended December 31, 1999 is summarized as follows:



                                                   1999         1998          1997         1996         1995
                                                   ----         ----          ----         ----         ----
     Balance at beginning of year                $   1,029    $     800    $     779    $     667    $     614
     Charge-offs
         Commercial                                    121          123          221           20           64
         Installment                                   351          231          341          163           86
                                                 ---------    ---------    ---------    ---------    ---------
              Total charge-offs                        472          354          562          183          150

     Recoveries
         Commercial                                     21           19           33           39           16
         Installment                                    97          104           70           76           67
                                                 ---------    ---------    ---------    ---------    ---------
              Total recoveries                         118          123          103          115           83
                                                 ---------    ---------    ---------    ---------    ---------
     Net charge-offs                                   354          231          459           68           67
     Provision                                         384          460          480          180          120
                                                 ---------    ---------    ---------    ---------    ---------

     Balance at end of year                      $   1,059    $   1,029    $     800    $     779    $     667
                                                 =========    =========    =========    =========    =========

     Net charge-offs to average
       total loans                                    .29%         .19%          .40%         .07%         .08%
     Allowance for loan losses to
       total loans at year-end                        .83          .87           .66          .70          .71


           The Company's allocation of the allowance for loan losses as of December 31 is presented below:


                   -------1999------   -------1998-----    -----1997-------   -------1996-------   -------1995--------
                            Percent             Percent             Percent              Percent             Percent
                           of Total            of Total            of Total             of Total            of Total
                   Amount    Loans     Amount    Loans     Amount    Loans     Amount     Loans     Amount    Loans
                  -------  --------    ------   -------    ------  --------    -------  ---------   ------  ----------
Real estate
  loans            $   175    46.62%   $  184     48.91%   $  192     47.33%  $   135      50.94%  $   166       51.03%

Commercial
  and agricultural
  loans                458    11.92       371     12.63       240     10.63       318      11.30       208       15.71

Installment loans      328    41.46       333     38.46       342     42.04       248      37.76       191       33.26

Unallocated             98      N/A       141       N/A        26      N/A         78        N/A       102         N/A
                   -------  -------    ------   -------    ------  -------    -------   --------    -------  ----------

Balance at
  end of year      $ 1,059   100.00%   $1,029    100.00%   $  800    100.00%  $   779     100.00%  $   667      100.00%
                   =======  =======    ======   =======    ======  ========   =======  =========   =======  ==========


INVESTMENT ACTIVITIES

     The investment policies of the Company as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The policies provide the authority to invest in United States Treasury and federal agency securities, mortgage-backed securities, municipal securities, and equity securities.

Approximately $39 million of the United States government agency notes held at December 31, 1999 are callable at the option of the issuer, which present prepayment risk to the Company.

As of December 31, 1999, the Company had approximately $4,840,000 invested in LaSalle County, Illinois municipal bonds.

SECURITIES PORTFOLIO

     The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 1999. The carrying amounts of the portfolio at December 31, 1999 are found in Note 2 to the financial statements included in the Annual Report to Stockholders.



                                                                  Weighted      One to    Weighted       Five       Weighted
                                                       One Year    Average       Five      Average      to Ten       Average
                                                        or Less     Yield        Years      Yield        Years        Yield
                                                      ----------   --------   ----------   --------   -----------   ---------
   U.S. Treasury securities                          $    3,995       4.94%  $    7,939       5.44%  $         -          -%
   U.S. Government agencies                               1,065       6.00       10,213       6.25        28,922       6.44
   States and political subdivisions                      2,017       6.80       16,351       8.44         7,393       7.99
   Mortgage-backed securities and
     collateralized obligations (1)                          19       8.02        4,219       8.23           814       6.24
   Equity securities                                        193        N/A            -          -             -          -
                                                     ----------   --------   ----------   --------   -----------    -------

      Total securities                               $    7,289       5.63%  $   38,722       7.20%  $    37,129       6.74%
                                                     ==========   ========   ==========   ========   ===========    =======





                                                  Over        Weighted                 Weighted
                                                   Ten         Average                  Average
                                                  Years        Yield      Total         Yield
                                                --------      --------   ------        --------
   U.S. Treasury securities                     $        -          -%  $    11,934       5.27%
   U.S. Government agencies                              -          -        40,200       6.38
   States and political subdivisions                 6,843       7.31        32,604       7.98
   Mortgage-backed securities and
     collateralized obligations (1)                      -          -         5,052       7.90
   Equity securities                                     -          -           193        N/A
                                                ----------    -------    ----------   --------

      Total securities                          $    6,843       7.31%    $  89,983       6.89%
                                                ==========    =======    ==========   ========





(1) Mortgage-backed securities reflect the contractual maturity of the related instrument.

DEPOSITS

           The principal deposit services offered by the Company are demand, savings, and time deposit accounts and programs, which include interest-bearing and non-interest-bearing demand deposits and individual retirement accounts. The Company has had a stable deposit base. Management believes that this stability is due to the Company's emphasis on being a locally owned and operated bank and by providing quality, personalized service to its customers.

           The following shows the Company's average balances and rates paid during the years shown.

                                                     For the Years Ended December 31,
                    --------------------------------------------------------------------------------------------
                                   1999                            1998                          1997
                    -----------------------------   ----------------------------    ----------------------------
                                  Percent                         Percent                       Percent
                       Average      of               Average        of                Average     of
                       Balance   Deposits  Rate      Balance     Deposits  Rate       Balance  Deposits    Rate
                       -------   --------  ----      -------     --------  ----       -------  --------    ----
   Noninterest-
     bearing
     demand
     deposits       $   20,686      10.8%        -% $   20,533      10.6%       -%  $   19,433    10.2%         -%
   Interest-bearing
     demand deposits    41,941      21.8      2.58      37,554      19.4    2.53        35,357    18.5      2.30
   Savings accounts     19,710      10.3      2.47      19,594      10.1    2.52        20,413    10.7      2.51
   Time deposits
     accounts          109,682      57.1      5.41     115,824      59.9    5.66       115,838    60.6      5.79
                    ----------   -------  --------  ----------   -------  ------    ----------  ------   -------

                    $  192,019     100.0%     4.38% $  193,505     100.0%   4.62%   $  191,041   100.0%     4.68%
                    ==========   =======  ========  ==========   ======= =======    ==========  ======   =======

           The distribution of the major components of deposits as of December 31, 1999 and 1998 is summarized in the balance sheets included in the 1999 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1999:

                                                                Balance        Percentage
                                                                -------        ----------
         Maturity
              Three months or less                           $    11,935          51.7%
              Over three months to six months                      2,343          10.2
              Over six months to one year                          3,190          13.8
              Over one year                                        5,605          24.3
                                                             -----------       -------

                  Total                                      $    23,073         100.0%
                                                             ===========       =======

BORROWINGS: The Company's other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                              1999           1998            1997
                                                              ----           ----            ----

     Balance at December 31                               $    18,665    $    15,046    $     8,209
     Weighted average interest rate
       during the year                                           4.51%          4.88%          4.66%
     Weighted average interest rate at the
       end of the year
     Maximum month-end balance                            $    18,665    $    15,046    $     9,059
     Average balance for the year                              11,690         11,000          7,034

TRUST
           The Company's trust department primarily services LaSalle County and surrounding counties. At December 31, 1999, the trust department had 324 trust accounts under management, 283 of which were discretionary accounts. The trust department provides a full complement of asset management services for personal trusts, estates, and agencies. The trust department had assets under management of approximately $55.1 million at December 31, 1999, of which $45.5 million was in discretionary accounts.

           The Company, in conjunction with its trust department, also provides farm management services. At December 31, 1999, the department managed 50 farms. The department manages or directs approximately 9,000 acres of farmland in LaSalle County, Illinois and surrounding counties.

           COMPETITION. The Company has active competition in all product and service areas in which it presently engages. The Company not only competes for commercial and individual deposits, loans, and trust business with other LaSalle County, Illinois banks, but also with savings and loan associations, credit unions, and other financial service companies located in and around LaSalle County. There are approximately 15 commercial banks and 6 savings institutions with offices in LaSalle County, Illinois. The principal methods of competition in the banking and financial services industry are quality of services to the customer; ease of access to services; and pricing of services, including interest rates paid on deposits, interest rates charged on borrowings, and fees charged for fiduciary services.


         REGULATION AND SUPERVISION. Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. In furtherance of those goals, Congress has created several largely autonomous regulatory agencies and enacted much legislation that governs banks, bank holding companies, and the banking industry. Descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

         THE COMPANY


         As a bank holding company under the BHC Act, the Company is registered with, and is subject to, regulation by the Federal Reserve. Among other things, applicable statutes and regulations require the Company to file annual and other reports with and furnish information to the Federal Reserve, which may make inspections of the Company.

         The BHC Act provides that a bank holding company must obtain the prior approval of the Federal Reserve to acquire more than 5 percent of the voting stock or substantially all the assets of any bank or bank holding company. The Company currently has no formal agreement or commitments about any such transaction. In addition, the BHC Act restricts the Bank's extension of credit to the Company. The BHC Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than 5 percent of the voting shares of any company that is not a bank, including any foreign company. A bank holding company is permitted, however, to acquire shares of any company, the activities of which the Federal Reserve, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve's regulations state specific activities that are permissible under that exception. The Company does not currently have any agreements or commitments to engage in any nonbanking activities.


         A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. The Board of Directors of the Company at this time has no plans for these investments.


         THE BANK


         The Bank is subject to various requirements and restrictions under federal and state laws, and to regulation, supervision, and regular examination by the Comptroller. The Bank is subject to the Comptroller's power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans and the interest charged thereon, and restrictions relating to investments and other activities of the Bank. In 1999, President Clinton signed the Gramm-Leach-Bliley Act which makes substantial changes in the permitted relationships between banks, securities firms, insurance companies and their holding companies. The statute is too new to be able to fully evaluate its effects on the Company and the Bank. However, the Company believes most of the direct effects of the statute will be minimal because it primarily affects the operations of much larger institutions.


         DIVIDENDS. The Bank may generally pay dividends on its stock as long as their payment complies with applicable law and regulations. A national bank may not pay dividends from its stated capital. Additionally, if losses have been sustained at any time by a national bank equal to or exceeding its undivided profits then on hand, it can pay no dividend, and all dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. The payment of dividends out of net profits of a national bank is further limited by a provision of the National Bank Act that prohibits it from declaring a dividend on its shares of its stock until 10 percent of its net profits are transferred to the surplus each time dividends are declared, unless the transfer would increase the bank's surplus to an amount greater than its capital. In addition, the prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or to funds to retire any preferred stock. Additionally, under 12 U.S.C. ss.1818, the Comptroller has the right to prohibit the payment of dividends by a national bank if the payment is deemed to be an unsafe and unsound banking practice.


         TRANSACTIONS WITH AFFILIATES. The Federal Reserve Act, as amended by the Competitive Equality Banking Act of 1987, prohibits the Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of the transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other non-affiliated entities. In the absence of comparable transactions, any transaction between a bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to non-affiliated companies. In addition, certain transactions, referred to as "covered transactions," between the Bank and its affiliates may not exceed 10 percent of the Bank's capital and surplus per affiliate and an aggregate of 20 percent of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Bank may not purchase low-quality assets from an affiliate. The Company is an affiliate of the Bank.


         LOANS TO INSIDERS. Federal law also constrains the types and amounts of loans that any bank may make to its executive officers, directors, and principal shareholders. Among other things, the loans must be approved by the Bank's Board of Directors in advance and must be on terms and conditions as favorable to the Bank as those available to unrelated persons.


         REGULATION OF LENDING ACTIVITIES. Loans made by the Bank are also subject to numerous federal and state laws and regulations, including truth-in-lending statutes, the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and adjustable rate mortgage disclosure requirements. Remedies to the borrower and penalties to the Bank are provided for the Bank's failure to comply with these laws and regulations, whose scope and requirements have expanded significantly in recent years.


         GOVERNMENTAL MONETARY POLICIES. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, control of borrowings at the "discount window," open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. Those policies influence significantly the overall growth of bank loans, investments, deposits, and interest rates charged on loans or paid on time and savings deposits. Any future monetary policies and their effect on the Bank's business and earnings, therefore, cannot be predicted accurately.


         CAPITAL ADEQUACY. In 1983, Congress enacted the International Lending Supervision Act, which, among other things, directed the Comptroller to establish minimum levels of capital for national banks and to require national banks to achieve and maintain adequate capital. Pursuant to this authority, the Comptroller has promulgated capital-adequacy regulations to which all national banks, such as the Bank, are subject.


         The Comptroller's capital-adequacy regulations are based upon a risk-based capital determination, whereby a bank's capital adequacy is determined in light of the risk, both on- and off-balance sheet, in the bank's assets. Different categories of assets are assigned risk weightings and, based thereon, are counted at a percentage (from 0 to 100 percent) of their book value. The regulations divide capital between Tier 1 capital, or core capital, and Tier 2 capital, or supplemental capital. Tier I capital consists primarily of common stock, noncumulative perpetual preferred stock, related surplus, and minority interests in consolidated subsidiaries. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of varying percentages of the allowance for loan and lease losses, all other types of preferred stock not included in Tier 1 capital, hybrid capital instruments, and term-subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50 percent of qualifying total capital.


         Every national bank must maintain a certain ratio of Tier 1 capital to risk-weighted assets (a "Core Capital Ratio") and a ratio of Tier 1 plus Tier 2 capital to risk-weighted assets (a "Risk-Based Capital Ratio"). All banks must achieve and maintain a minimum Core Capital Ratio of at least 4 percent and a minimum Risk-Based Capital Ratio of 8 percent.


         As of December 31, 1999, the Bank's Core Capital Ratio was 20.8 percent, and its Risk-Based Capital Ratio was 20.1 percent. In addition, national banks generally must achieve and maintain a Leverage Ratio of at least 4 percent. As of December 31, 1999, the Bank's Leverage Ratio was 11.7 percent.


         THE FDIC IMPROVEMENT ACT. The FDIC Improvement Act of 1991, enacted on December 19, 1991 ("FDICIA"), makes many reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limits deposit insurance coverage, implements changes in consumer protection laws, and calls for least-cost resolution and prompt regulatory action for troubled institutions.


         FDICIA requires every national bank with total assets over $500,000,000 to have an annual independent audit of its financial statements by a certified public accountant to verify that the financial statements are presented in accordance with generally accepted accounting principles and comply with other disclosure requirements prescribed by the Comptroller.

         FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital.


         Under regulations adopted by the Comptroller, a bank is "well capitalized" if it has a total Risk-Based Capital Ratio of 10 percent or more, a Core Capital Ratio of 6 percent or more, and a Leverage Ratio of 5 percent or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. A bank is "adequately capitalized" if it has a total Risk- Based Capital Ratio of 8 percent or more, a Core Capital Ratio of 4 percent or more, and a Leverage Ratio of 4 percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3 percent or more). A bank is "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8 percent, a Core Capital Ratio of less than 4 percent, or a Leverage Ratio of less than 4 percent. A bank is "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6 percent, a Core Capital Ratio of less than 3 percent, and a Leverage Ratio of less than 3 percent. A bank is "critically undercapitalized" if it has a Leverage Ratio of 2 percent or less. In addition, the Comptroller may downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the Bank meets the capital guidelines. According to these guidelines, the Bank was classified as "well capitalized" as of December 31, 1999.


         A bank's capital classification affects the frequency of its examinations, impacts its ability to engage in certain activities, and affects the deposit insurance premiums it pays. Under FDICIA, the Comptroller must conduct a full-scope, on-site examination of every national bank at least once every 12 months. An exception to this rule is made, however, for national banks
(i) with assets of less than $100,000,000, (ii) categorized as "well capitalized," (iii) found to be well managed with an outstanding composite rating, and (iv) not subject to a change in control during the last 12 months; these banks will be examined by the Comptroller once every 18 months.


         Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well-capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized cannot accept those deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if it determines that the deposits would not constitute an unsafe or unsound practice for the bank.


         In addition, under FDICIA, the FDIC can assess insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss for the bank. (Under prior law, the deposit insurance assessment was a flat rate, regardless of the likelihood of loss.) In this regard, the FDIC has issued regulations for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories about capital are "well capitalized," "adequately capitalized," and "less than adequately capitalized" (includes "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" banks). The three subcategories for supervisory concerns are

"healthy," "supervisory concern," and "substantial supervisory concern." A bank is deemed "healthy" if it is financially sound with only a few minor weaknesses. A bank is deemed subject to "supervisory concern" if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund. A bank is deemed subject to "substantial supervisory concern" if it poses a substantial probability of loss to the Bank Insurance Fund of the FDIC (the "BIF").


         The federal banking agencies have established guidelines, effective August 9, 1995, which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and management compensation. The agencies may require an institution which fails to meet these standards to submit a compliance plan. The agencies are also currently proposing standards for asset quality and earnings. The Company cannot predict what effect these guidelines will have on the Bank.


         Management of the Company and the Bank cannot predict any other legislation or regulations and their effects.


         THE FOREGOING SUMMARIZES SOME OF THE RELEVANT LAWS, RULES, AND REGULATIONS GOVERNING NATIONAL BANKS AND BANK HOLDING COMPANIES, BUT DOES NOT PURPORT TO BE A COMPLETE SUMMARY OF ALL APPLICABLE LAWS, RULES, AND REGULATIONS GOVERNING BANKS AND BANK HOLDING COMPANIES.



           EMPLOYEES. As of December 31, 1999, the Company had 96 employees, consisting of 84 full-time employees and 12 part-time employees. None of the employees are subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

           TENDER OFFER. On December 6, 1999, the Company commenced a tender offer ("the Offer") to acquire up to 87,719 common shares at $57 per share. The Offer expired on January 20, 2000 and the Company purchased 86,373 shares, representing approximately 11.51% of its outstanding common shares for an aggregate purchase price of $4,923,261. On March 6, 2000, the Company commenced a tender offer (the "Odd-lot Officer") to acquire up to 1,346 common shares at $57.00 per share from stockholders who own fewer than 100 shares. The Odd-lot Offer is scheduled to expire on March 30, 2000. As of March 24, 2000, 1,400 shares had been tendered pursuant to the Odd-lot Offer.

ITEM 2.    PROPERTIES.

           The Company's main office is located at 701-705 LaSalle Street, Ottawa, Illinois. The building is comprised of approximately 15,000 square feet. The main office building is a two-story structure constructed principally of masonry which was opened in 1865. The Company also operates three branch office facilities. A limited service branch, which contains eight drive-in lanes, is located at 300 West Madison Street, Ottawa, Illinois, and two full-service branches are located at 601 State Street, Ottawa, Illinois and 2771 North Columbus Street, Ottawa, Illinois.

           The Company believes that its facilities are adequate to serve its present needs. The main banking office and branch offices are owned by the Company in fee and are unencumbered.

ITEM 3.    LEGAL PROCEEDINGS.

           The Company is from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. The Company is not engaged in any legal proceedings of a material nature at the present time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           See page 32 of the 1999 Annual Report to Stockholders (filed as
Exhibit 13.1 of this report) which is incorporated herein by reference.


ITEM 6     SELECTED FINANCIAL DATA


           The information set forth under the caption "Selected Consolidated Financial Data" on page 1 of the 1999 Annual Report to Stockholders (filed as
Exhibit 13.1 of this report) is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 10 of the 1999 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           The information set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" on page 8 of the 1999 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements of the Registrant and the Independent Auditors' Report as set forth on pages 11 through 31 of the 1999 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

                                                                               Annual Report to
                                                                               Stockholders Page

Independent Auditors' Report                                                          11

Consolidated Balance Sheets as of December 31, 1999 and 1998                          12

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998, and 1997                                                   13

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998, and 1997                                       14

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997                                                   15

Notes to the Consolidated Financial Statements                                        16

Parent Company Only Financial Statements                                              30

           The portions of the 1999 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

ITEM 9     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AT THE REGISTRANT.

           The information set forth under the captions "Information Regarding Nominees and Executive Officers" and "Section 16 Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement, relating to the May 17, 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION.

           The information set forth under the caption "Executive Compensation" of the Registrant's Proxy Statement, relating to the May 17, 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement, relating to the May 17, 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information set forth under the caption "Certain Relationships and Related Transactions" of the Registrant's Proxy Statement, relating to the May 17, 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS
         All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

     2.  FINANCIAL STATEMENT SCHEDULES Not applicable.

     3. EXHIBITS (Numbered in accordance with Item 601 of Regulation S-K)

         The following exhibits are filed as part of this report:

           2.1 Agreement to Merge dated September 23, 1999 between Ottawa Interim Bank, National Association (In Organization) and The First National Bank of Ottawa

          3(i)    Certificate of Incorporation of First Ottawa Bancshares, Inc.

         3(ii)    By-Laws of First Ottawa Bancshares, Inc.

         *10.1    Employment Agreement dated as of October 27, 1999 for J. Brown

          13.1    1999 Annual Report to Stockholders

          21.1    Subsidiaries

          24.1    Power of Attorney



           *  Indicates management contract or compensation plan or arrangement.

SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FIRST OTTAWA BANCSHARES, INC.
                                  (Registrant)

Date:      March 30, 2000                      By:      /s/ Joachim Brown
                                                        -----------------
                                                        Joachim Brown
                                                        President/Chief
                                                        Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                           Date
---------                                   -----                           ----

Joachim Brown*                      Director and President/Chief       March 30, 2000
                                    Executive Officer (Principal
                                    Executive and Financial Officer)

Bradley J. Armstrong*               Director                           March 30, 2000

John L. Cantlin*                    Director                           March 30, 2000

Eugene P. Daugherity*               Director                           March 30, 2000

Thomas F. Godfrey*                  Director                           March 30, 2000

Thomas E. Haeberle*                 Director                           March 30, 2000

Howard E. Jameson*                  Director                           March 30, 2000

Erika S. Kuiper*                    Director                           March 30, 2000

Thomas P. Rooney*                   Director                           March 30, 2000

William J. Walsh*                   Director                           March 30, 2000

Donald J. Harris*                   Executive Vice President,          March 30, 2000
                                    Cashier and Trust Officer
                                    (Principal Accounting Officer)

*By: /s/ Joachim Brown              Individually and as                March 30, 2000
    -----------------------
         Joachim Brown              Attorney-in-Fact

                                  EXHIBIT INDEX


          EXHIBIT                                                                               SEQUENTIALLY
           NUMBER                                    DESCRIPTION                               NUMBERED PAGE*
           ------                                    -----------                               --------------

            2.1                 Agreement to Merge dated September 23, 1999 between
                              Ottawa Interim Bank, National Association (In Organization)
                                       and The First National Bank of Ottawa
            3(i)              Certificate of Incorporation of First Ottawa Bancshares,
                                                        Inc.
           3(ii)                      By-Laws of First Ottawa Bancshares, Inc.
            10.1              Employment Agreement dated as of October 27, 1999 for J. Brown
            13.1                         1999 Annual Report to Stockholders
            21.1                                    Subsidiaries
            24.1                                  Power of Attorney