Form 10-Q
period 2000-03-31
FIRST OTTAWA BANCSHARES INC
filed 2000-05-12
CIK 1099668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For transition period from ____________ to ______________

                        Commission file number 005-57237


                          FIRST OTTAWA BANCSHARES, INC
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

                                 (815) 434-0044
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of April 27, 2000 the Registrant had outstanding 662,281 shares of common stock, $1.00 par value per share.

                          FIRST OTTAWA BANCSHARES, INC.

--------------------------------------------------------------------------------


                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

Item 1.    Condensed Consolidated Financial Statements                       3
Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   9
Item 3.    Quantitative and Qualitative Disclosures about Market Risk       13


                                   PART II

Item 1.    Legal Proceedings                                                14
Item 2.    Changes in Securities                                            14
Item 3.    Defaults Upon Senior Securities                                  14
Item 4.    Submission of Matters to a Vote of Security Holders              14
Item 5.    Other Information                                                14
Item 6.    Exhibits and Reports on Form 8-K                                 14
Item 7.    Signatures                                                       15



--------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

-------------------------------------------------------------------------------

                                                                                 Mar. 31, 2000    Dec. 31, 1999
                                                                                 -------------    -------------
ASSETS
Cash and due from banks                                                          $       6,586    $      13,243
Securities available-for-sale                                                           89,720           89,983
Loans held for sale                                                                          -            1,738
Loans, less allowance for loan losses of $1,030
 and $1,059                                                                            123,861          126,647
Bank premises and equipment, net                                                         2,529            2,494
Interest receivable and other assets                                                     6,383            6,385
                                                                                 -------------    -------------

     Total assets                                                                $     229,079    $     240,490
                                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Demand - non-interest-bearing                                           $      20,218    $      17,917
         NOW accounts                                                                   27,139           30,338
         Money market accounts                                                          11,162           10,530
         Savings                                                                        19,375           18,702
         Time, $100,000 and over                                                        21,638           23,073
         Other time                                                                     79,582           83,329
                                                                                 -------------    -------------
              Total deposits                                                           179,114          183,889

     Federal funds purchased                                                            12,600            7,600
     Securities sold under agreements to repurchase                                     13,842           18,665
     Interest payable and other liabilities                                              2,428            4,353
                                                                                 -------------    -------------
         Total liabilities                                                             207,984          214,507

Shareholders' equity
     Common stock - $1 par value, 750,000 shares
       authorized and issued                                                               750              750
     Additional paid-in capital                                                          4,000            4,000
     Retained earnings                                                                  23,490           22,947
     Accumulated other comprehensive income (loss)                                      (2,145)          (1,714)
     Treasury stock, at cost, 87,719 shares                                             (5,000)               -
                                                                                 -------------    -------------
         Total shareholders' equity                                                     21,095           25,983
                                                                                 -------------    -------------

              Total liabilities and shareholders' equity                         $     229,079    $     240,490
                                                                                 =============    =============

-------------------------------------------------------------------------------
              See accompanying notes to financial statements.
                                                                             3.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months ended March 31, 2000 and 1999
                 (In thousands, except share and per share data)

-------------------------------------------------------------------------------

                                                                                           2000          1999
                                                                                           ----          ----
Interest income
     Loans (including fee income)                                                       $    2,646   $    2,484
     Securities
         Taxable                                                                               931        1,135
         Exempt from federal income tax                                                        436          486
                                                                                        ----------   ----------
              Total interest income                                                          4,013        4,105

Interest expense
     NOW account deposits                                                                      151          168
     Money market deposit accounts                                                              98           91
     Savings deposits                                                                          102          123
     Time deposits                                                                           1,377        1,521
     Repurchase agreements                                                                     229           94
     Federal funds purchased                                                                    92           55
                                                                                        ----------   ----------
         Total interest expense                                                              2,049        2,052
                                                                                        ----------   ----------


NET INTEREST INCOME                                                                          1,964        2,053

Provision for loan losses                                                                       90           90
                                                                                        ----------   ----------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                          1,874        1,963

Noninterest income
     Service charges on deposit accounts                                                       169          127
     Trust and farm management fee income                                                       90          108
     Other fees and commissions                                                                 95           96
                                                                                        ----------   ----------
         Total noninterest income                                                              354          331

Noninterest expenses
     Salaries and employee benefits                                                            835          782
     Occupancy and equipment expense                                                           224          231
     Data processing expense                                                                   134          118
     Supplies                                                                                   33           48
     Advertising and promotions                                                                 42           45
     Professional fees                                                                          66           39
     Other expenses                                                                            246          181
                                                                                        ----------   ----------
         Total noninterest expenses                                                          1,580        1,444
                                                                                        ----------   ----------

INCOME BEFORE INCOME TAXES                                                                     648          850

Provision for income taxes                                                                     105          168
                                                                                        ----------   ----------

NET INCOME                                                                              $      543   $      682
                                                                                        ==========   ==========

Earnings per share                                                                      $     0.80   $     0.91
                                                                                        ==========   ===========

Average shares outstanding                                                                 681,631      750,000

-------------------------------------------------------------------------------
             See accompanying notes to financial statements.
                                                                             4.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three Months ended March 31, 2000 and 1999
                      (In thousands, except per share data)

-------------------------------------------------------------------------------

                                                                                            Accumulated      Total
                                                Additional                                     Other        Share-
                                     Common       Paid-In      Retained       Treasury     Comprehensive   holders'
                                      Stock       Capital      Earnings         Stock      Income (Loss)    Equity
                                      -----       -------      --------         -----      -------------    ------
Balance at January 1, 1999         $     750     $    4,000    $   23,043    $       -      $   1,466     $  29,259

Net income                                 -              -           682            -              -           682

Unrealized net loss on securities
  available-for-sale, net of reclassi-
  fication and tax effects                 -              -             -            -           (636)         (636)
                                                                                                          ---------

Comprehensive income                       -              -             -            -              -            46
                                   ---------    -----------    ----------   ----------      ---------     ---------


Balance at March 31, 1999          $     750     $    4,000    $   23,725    $       -      $     830     $  29,305
                                   =========     ==========    ==========    =========      =========     =========



Balance at January 1, 2000         $     750     $    4,000    $   22,947    $       -      $  (1,714)    $  25,983

Net income                                 -              -           543            -              -           543

Unrealized net loss on securities
  available-for-sale, net of reclassi-
  fications and tax effects                -              -             -            -           (431)         (431)
                                                                                                          ---------

Comprehensive income                                                                                            112

Purchase of 87,719
  treasury shares                          -              -             -       (5,000)             -        (5,000)
                                   ---------     ----------    ----------    ---------      ---------     ---------


Balance at March 31, 2000          $     750     $    4,000    $   23,490    $  (5,000)     $  (2,145)    $  21,095
                                   =========     ==========    ==========    =========      =========     =========

-------------------------------------------------------------------------------
            See accompanying notes to financial statements.
                                                                             5.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 2000 and 1999
                                 (In thousands)

-------------------------------------------------------------------------------

                                                                                          2000          1999
                                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $       543    $       682
     Adjustments to reconcile net income to net cash
       from operating activities
         Change in deferred loan fees                                                          1              7
         Provision for loan losses                                                            90             90
         Depreciation and amortization                                                        73             73
         Premium amortization on securities, net                                              19             13
         Net real estate loans originated for sale                                         1,720           (317)
         Loss on loan sales                                                                   18              -
         Loss on sale of other real estate owned                                              14              -
         Change in interest receivable and other assets                                      301            389
         Change in interest payable and other liabilities                                   (419)          (582)
                                                                                     -----------    -----------
              Net cash from operating activities                                           2,360            355

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of securities available-for-sale                                      -          8,788
     Proceeds from maturities of securities                                                  304          6,650
     Purchases of securities available-for-sale                                             (714)        (8,940)
     Net change in loans receivable                                                        2,484          1,600
     Proceeds from sale of other real estate owned                                            40              -
     Proceeds from sale of bank premises                                                      15              -
     Property and equipment expenditures                                                     (48)          (218)
                                                                                     -----------    -----------
         Net cash from investing activities                                                2,081          7,880

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in deposits                                                                   (4,775)           698
     Change in federal funds purchased                                                     5,000           (550)
     Change in securities sold under agreements
       to repurchase                                                                      (4,823)        (7,500)
     Purchase of treasury stock                                                           (5,000)             -
     Dividends paid                                                                       (1,500)        (1,500)
                                                                                     -----------    -----------
         Net cash from financing activities                                              (11,098)        (8,852)
                                                                                     -----------    ------------

Change in cash and due from banks                                                         (6,657)          (617)

Cash and due from banks at beginning of period                                            13,243          7,601
                                                                                     -----------    -----------

CASH AND DUE FROM BANKS AT END OF PERIOD                                             $     6,586    $     6,984
                                                                                     ===========    ===========

-------------------------------------------------------------------------------
             See accompanying notes to financial statements.
                                                                             6.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                             March 31, 2000 and 1999

-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

First Ottawa Bancshares, Inc. ("Company") was organized during 1999 and on October 1, 1999 exchanged 100% of its common stock for 100% of the First National Bank of Ottawa's ("Bank") common stock. This exchange was accounted for as an internal reorganization. Accordingly, all information reflects the internal reorganization as if it had occurred as of the beginning of the earliest reporting period.


NOTE 2 - TREASURY STOCK

On December 6, 1999, the Company commenced a tender offer ("the Offer") to acquire up to 87,719 common shares at $57 per share. The Offer expired on January 20, 2000 and the Company purchased 86,373 shares, representing approximately 11.51% of its outstanding common shares, for an aggregate purchase price of $4,923,261.

On March 6, 2000, the Company commenced a tender offer (the "Odd-lot Offer") to acquire up to 1,346 common shares at $57 per share from stockholders who own fewer than 100 shares. The Odd-lot Offer expired on March 30, 2000 and the Company purchased 1,346 shares, representing .20% of its outstanding common shares for an aggregate purchase price of $76,722.


NOTE 3 - CAPITAL RATIOS

At the end of the period the Company and Bank's capital ratios were:


                                                         March 31, 2000         December 31, 1999
                                                         --------------         -----------------
                                                       Amount     Ratio          Amount     Ratio
                                                       ------     -----          ------     -----
     Total capital (to risk-weighted  assets)         $ 24,270    18.1%         $ 28,756    20.8%
     Tier I capital (to risk-weighted assets)           23,240    17.4            27,697    20.1
     Tier I capital (to average assets)                 23,240    10.0            27,697    11.7

-------------------------------------------------------------------------------

                                   (Continued)
                                                                             7.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                             March 31, 2000 and 1999

-------------------------------------------------------------------------------

NOTE 3 - CAPITAL RATIOS (Continued)

At March 31, 2000, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company's or Bank's category.


NOTE 4 - NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133 on derivatives will, in 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value reported in income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of the Statement, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. The Statement may be adopted early, at the start of a calendar quarter. The Company does not plan to adopt the Statement early and adoption is not expected to have a material impact since the Company does not have significant derivative instruments or hedging activity and all securities are classified as available-for-sale.



-------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report.

CONSOLIDATED FINANCIAL CONDITION
Total assets at March 31, 2000 were $229.1 million compared to $240.5 million at December 31, 1999, a decrease of $11.4 million, or 4.7%. This decrease was the result of reductions in cash and due from banks, loans held for sale and loans. Cash and due from banks was reduced $6.7 million to remove the extra liquidity that had been built up as a contingency against any year 2000 problems. Loans held for sale was reduced by $1.7 million due to the sale of all of the loans in the portfolio. Additionally, loans decreased $2.8 million as loan repayments exceeded new loan demand during the first quarter.

Total equity was $21.1 million at March 31, 2000 compared to $26.0 million at December 31, 1999. This decrease was the result of the stock repurchases completed by the Company in January 2000 and March 2000. The Company repurchased 87,719 shares of common stock at $57 per share. Additionally, net income of $543,000 was largely offset by a $431,000 increase in unrealized loss on securities available for sale.

CONSOLIDATED RESULTS OF OPERATIONS
Net income for the first quarter of 2000 was $543,000, or 80 cents per share, a 20.4% decrease compared to $682,000, or 91 cents per share, in the first quarter of 1999. The annualized return on average assets was 0.94% in 2000 compared to 1.14% in 1999. The return on average equity increased to 9.60% in 2000 from 9.25% in 1999.

NET INTEREST INCOME
Net interest income was $1,964,000 and $2,053,000 during the three months ended March 31, 2000 and 1999. The Company's net interest margin was 3.96% for the three months ended March 31, 2000, and 4.08% a year earlier. The decrease was due to an increase in the ratio of average interest bearing liabilities to average interest earning assets as the Company purchased federal funds and then repurchased $5,000,000 of common stock. This increase in the ratio of average interest bearing liabilities to interest earning assets was partially offset by a slight decrease in the yield on earning assets.

-------------------------------------------------------------------------------

                                  (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES
The provision for loan losses remained unchanged at $90,000 in 2000 and 1999. As of March 31, 2000, the allowance for loan losses totaled $1.0 million, or .82% of total loans which is the same percentage as of December 31, 1999 Nonaccrual loans decreased from $397,000 at December 31, 1999 to $271,000 at March 31, 2000. Nonperforming loans also decreased $768,000 to $1,172,000 over the same period. The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company's market area and management's assessment of current collection risks within the loan portfolio.

NONINTEREST INCOME
The Company's noninterest income totaled $354,000 for the three months ended March 31, 2000 compared to $331,000 for the same period in 1999, an increase of $23,000. Service charges on deposit accounts increased $42,000, to $169,000. Changes in the way overdraft charges are assessed accounted for $36,000 of this increase. The increase in service charges on deposit accounts were partially offset by a decrease of $18,000 in trust and farm management fee income. This decrease was caused by a reduction in the amount of farm acreage managed and fewer estates administered.

NONINTEREST EXPENSE
The Company's noninterest expenses increased to $1,580,000 for the three months ended March 31, 2000 from $1,444,000 in 1999. Salaries and benefits increased $53,000, or 6.8%, to $835,000. Data processing expense increased $16,000, or 13.6%, to $134,000. Additional services, such as internet banking, were added after March 31, 1999 that led to this increase in data processing expense. These increases were offset by a decrease in supplies expense of $15,000 as management implemented cost control procedures. Professional fees increased as a result of a special loan review project that was outsourced and expenditures related to increased disclosure requirements as the Company transitioned from filing under the small business regulations of the Securities and Exchange Commission to the full disclosure regulations. The majority of the increase in other expenses resulted from a $21,000 increase in expenses related to other real estate owned, a $10,000 increase in the accrual for directors' fees, a $10,000 increase in cash over and short and charged off checks and a $5,000 increase for an appraisal obtained which was used to successfully appeal the Bank's property taxes.

-------------------------------------------------------------------------------

                                  (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given year. At March 31, 2000, cash and short-term investments totaled $6.6 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks and advances from the Federal Home Loan Bank.

During the first quarter 2000, the Company repurchased 87,719 shares, or 11.7% of its outstanding shares, at $57 per share.

IMPACT OF INFLATION AND CHANGING PRICES
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


-------------------------------------------------------------------------------

                                  (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

SAFE HARBOR STATEMENT
This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in interest rates; general economic conditions; the legislative/regulatory situation; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


-------------------------------------------------------------------------------

                                  (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

-------------------------------------------------------------------------------

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's overall interest rate sensitivity is demonstrated by net income analysis and "Gap" analysis. Net income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates. The tables below present the Company's projected changes in annualized net income for the various rate shock levels at March 31, 2000 and March 31, 1999.


                       ---------------------------------2000 NET INCOME------------------
                           AMOUNT                        CHANGE                  CHANGE
                           ------                        ------                  ------
                                                    (Dollars in Thousands)

       +200 bp         $  1,955                     $   (281)                    (12.6)%
          Base            2,236                            -                       -
       -200 bp            2,419                          183                       8.2%


                       ---------------------------------1999 NET INCOME------------------
                           AMOUNT                        CHANGE                 CHANGE
                           ------                        ------                 ------
                                                    (Dollars in Thousands)

       +200 bp         $  2,787                     $  (408)                    (12.8)%
          Base            3,195                           -                       -
       -200 bp            3,568                         373                      11.7%

As shown above, at March 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 12.6% or approximately $281,000. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 8.2% or approximately $183,000. Overall net income sensitivity is largely unchanged from March 31, 1999 to March 31, 2000.

-------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

-------------------------------------------------------------------------------

                                     PART II


ITEM 1.       LEGAL PROCEEDINGS

               There are no material pending legal proceedings to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits

              27.          Financial Data Schedule

              Reports on Form 8-K

              None


-------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

-------------------------------------------------------------------------------

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FIRST OTTAWA BANCSHARES, INC.
                          (Registrant)



                           /s/ JOACHIM J. BROWN
                           ----------------------------------------
                           Joachim J. Brown
                           President (Principal Executive Officer)




                           /s/ DONALD J. HARRIS
                           ----------------------------------------------------
                           Donald J. Harris
                           Executive Vice President, Cashier, and Trust Officer (Principal Financial Officer)


-------------------------------------------------------------------------------