Form 10-Q
period 2000-06-30
FIRST OTTAWA BANCSHARES INC
filed 2000-08-09
CIK 1099668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of July 31, 2000 the Registrant had outstanding 662,281 shares of common stock, $1.00 par value per share.

                          FIRST OTTAWA BANCSHARES, INC.

--------------------------------------------------------------------------------

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

Item 1.   Condensed Consolidated Financial Statements                       3
Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9
Item 3.   Quantitative and Qualitative Disclosures about Market Risk       14


                                     PART II

Item 1.   Legal Proceedings                                                15
Item 2.   Changes in Securities                                            15
Item 3.   Defaults Upon Senior Securities                                  15
Item 4.   Submission of Matters to a Vote of Security Holders              15
Item 5.   Other Information                                                16
Item 6.   Exhibits and Reports on Form 8-K                                 16
Item 7.   Signatures                                                       17


--------------------------------------------------------------------------------
                                                                              2.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------


                                                                 June 30,     December 31,
                                                                   2000          1999
                                                                 --------      --------
ASSETS
Cash and due from banks                                          $  6,266      $ 13,243
Securities available-for-sale                                      87,376        89,983
Loans held for sale                                                   333         1,738
Loans, less allowance for loan losses of $1,083
  and $1,059                                                      121,724       126,647
Bank premises and equipment, net                                    2,550         2,494
Interest receivable and other assets                                6,626         6,385
                                                                 --------      --------

     Total assets                                                $224,875      $240,490
                                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
          Demand - non-interest-bearing                          $ 18,537      $ 17,917
          NOW accounts                                             27,505        30,338
          Money market accounts                                    10,930        10,530
          Savings                                                  18,353        18,702
          Time, $100,000 and over                                  25,934        23,073
          Other time                                               77,157        83,329
                                                                 --------      --------
               Total deposits                                     178,416       183,889

     Federal funds purchased                                        7,420         7,600
     Securities sold under agreements to repurchase                15,085        18,665
     Interest payable and other liabilities                         3,227         4,353
                                                                 --------      --------
          Total liabilities                                       204,148       214,507

Shareholders' equity
     Common stock - $1 par value, 750,000 shares
       authorized and issued                                          750           750
     Additional paid-in capital                                     4,000         4,000
     Retained earnings                                             23,372        22,947
     Treasury stock, at cost, 87,719 shares                        (5,000)            -
     Accumulated other comprehensive loss                          (2,395)       (1,714)
                                                                 --------      --------
          Total shareholders' equity                               20,727        25,983
                                                                 --------      --------

               Total liabilities and shareholders' equity        $224,875      $240,490
                                                                 ========      ========

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                              2000          1999          2000          1999
                                                            --------      --------      --------      --------
Interest income
     Loans (including fee income)                           $  2,623      $  2,506      $  5,270      $  4,990
     Securities
          Taxable                                                935         1,148         1,866         2,283
          Exempt from federal income tax                         437           472           873           959
     Federal funds sold                                            -             1             -             1
                                                            --------      --------      --------      --------
               Total interest income                           3,995         4,127         8,009         8,233

Interest expense
     NOW account deposits                                        135           170           286           337
     Money market deposit accounts                               108           104           206           195
     Savings deposits                                             92           126           194           250
     Time deposits                                             1,379         1,502         2,756         3,023
     Repurchase agreements                                       216           101           445           196
     Federal funds purchased                                     156            56           248           111
                                                            --------      --------      --------      --------
          Total interest expense                               2,086         2,059         4,135         4,112
                                                            --------      --------      --------      --------

NET INTEREST INCOME                                            1,909         2,068         3,874         4,121

Provision for loan losses                                         90            90           180           180
                                                            --------      --------      --------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,819         1,978         3,694         3,941

Noninterest income
     Service charges on deposit accounts                         180           129           349           256
     Trust and farm management fee income                         90           108           180           216
     Other fees and commissions                                  151           245           246           342
     Securities gains (losses), net                               (4)            1            (4)            1
                                                            --------      --------      --------      --------
          Total noninterest income                               417           483           771           815

Noninterest expenses
     Salaries and employee benefits                              904           738         1,739         1,520
     Occupancy and equipment expense                             191           226           415           457
     Data processing expense                                     125           125           259           242
     Supplies                                                     35            68            68           116
     Advertising and promotions                                   43            63            85           108
     Professional fees                                            60            59           126            98
     Other expenses                                              285           162           531           343
                                                            --------      --------      --------      --------
          Total noninterest expenses                           1,643         1,441         3,224         2,885
                                                            --------      --------      --------      --------


INCOME BEFORE INCOME TAXES                                       593         1,020         1,241         1,871

Provision for income taxes                                        49           166           154           334
                                                            --------      --------      --------      --------


NET INCOME                                                  $    544      $    854      $  1,087      $  1,536
                                                            ========      ========      ========      ========

Comprehensive income (loss)                                 $    294      $   (654)     $    406      $   (608)
                                                            ========      ========      ========      ========

Earnings per share                                          $   0.82      $   1.14      $   1.62      $   2.05
                                                            ========      ========      ========      ========

Average shares outstanding                                   662,281       750,000       671,956       750,000

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Six Months ended June 30, 2000 and 1999
                      (In thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                         Accumulated      Total
                                                     Additional                             Other        Share-
                                           Common    Paid-In     Retained    Treasury   Comprehensive   holders'
                                            Stock    Capital     Earnings      Stock    Income (Loss)    Equity
                                            -----    -------     --------      -----    -------------    ------
Balance at January 1, 1999                   $750     $4,000     $23,043      $     -      $ 1,466      $29,259

Net income                                      -          -       1,536            -            -        1,536

Unrealized net loss on securities
  available-for-sale, net of reclassi-
  fication and tax effects                      -          -           -            -       (2,144)      (2,144)
                                                                                                        -------

Comprehensive loss                              -          -           -            -            -         (608)

Cash dividends declared
($1 per share)                                  -          -        (750)           -            -         (750)
                                             ----     ------     -------      -------      -------      -------

Balance at June 30, 1999                     $750     $4,000     $23,829      $     -      $  (678)     $27,901
                                             ====     ======     =======      =======      =======      =======


Balance at January 1, 2000                   $750     $4,000     $22,947      $     -      $(1,714)     $25,983

Net income                                      -          -       1,087            -            -        1,087

Unrealized net loss on securities
  available-for-sale, net of reclassi-
  fications and tax effects                     -          -           -            -         (681)        (681)
                                                                                                        -------

Comprehensive income                            -          -           -            -            -          406

Cash dividends declared
($1 per share)                                  -          -        (662)           -            -         (662)

Purchase of 87,719
  treasury shares                               -          -           -       (5,000)           -       (5,000)
                                             ----     ------     -------      -------      -------      -------

Balance at June 30, 2000                     $750     $4,000     $23,372      $(5,000)     $(2,395)     $20,727
                                             ====     ======     =======      =======      =======      =======

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 2000 and 1999
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                        2000          1999
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $  1,087      $  1,536
     Adjustments to reconcile net income to net cash
       from operating activities
          Change in deferred loan fees                                       1             2
          Provision for loan losses                                        180           180
          Depreciation and amortization                                    150           151
          Premium amortization on securities, net                           34            39
          Net real estate loans originated for sale                      1,387        (1,017)
          Loss on loan sales                                                13             -
          Loss (gain) on sale of securities available-for-sale               4            (1)
          Loss on sale of other real estate owned                           18             -
          Change in interest receivable and other assets                   168          (103)
          Change in interest payable and other liabilities                (275)         (226)
                                                                      --------      --------
               Net cash from operating activities                        2,767           561

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of securities available-for-sale                2,041        14,338
     Proceeds from maturities of securities                                505        13,782
     Purchases of securities available-for-sale                         (1,009)      (18,722)
     Net change in loans receivable                                      4,530          (653)
     Proceeds from sale of other real estate owned                          50             -
     Proceeds from sale of bank premises                                    15             -
     Property and equipment expenditures                                  (143)         (266)
                                                                      --------      --------
          Net cash from investing activities                             5,989         8,479

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in deposits                                                 (5,473)        1,961
     Change in federal funds purchased                                    (180)         (450)
     Change in securities sold under agreements
       to repurchase                                                    (3,580)       (5,064)
     Purchase of treasury stock                                         (5,000)            -
     Dividends paid                                                     (1,500)       (1,500)
                                                                      --------      --------
          Net cash from financing activities                           (15,733)       (5,053)
                                                                      --------      --------

Change in cash and due from banks                                       (6,977)        3,987

Cash and due from banks at beginning of period                          13,243         7,601
                                                                      --------      --------

CASH AND DUE FROM BANKS AT END OF PERIOD                              $  6,266      $ 11,588
                                                                      ========      ========

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


NOTE 3 - CAPITAL RATIOS

At the end of the period the Company and Bank's capital ratios were the same and were:

                                                           June 30, 2000          December 31, 1999
                                                        -------------------      -------------------
                                                        Amount        Ratio      Amount        Ratio
                                                        ------        -----      ------        -----
     Total capital (to risk-weighted  assets)          $24,022        18.2%     $28,756        20.8%
     Tier I capital (to risk-weighted assets)           22,939        17.3       27,697        20.1
     Tier I capital (to average assets)                 22,939        10.1       27,697        11.7

--------------------------------------------------------------------------------

                                   (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 3 - CAPITAL RATIOS (Continued)

At June 30, 2000, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company's or Bank's categories.


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



--------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2000 were $224.9 million compared to $240.5 million at December 31, 1999, a decrease of $15.6 million, or 6.5%. This decrease was the result of reductions in cash and due from banks, securities available for sale, loans held for sale and loans. Cash and due from banks was reduced $7.0 million to remove the extra liquidity that had been built up as a contingency against any year 2000 problems. In addition, approximately $5.0 million was used to repurchase shares of the Company's common stock. Loans held for sale was reduced by $1.4 million as new loans originated are being sold sooner in the secondary market. Additionally, loans decreased $4.9 million as loan repayments exceeded new loan demand during the first half of 2000.

Total equity was $20.7 million at June 30, 2000 compared to $26.0 million at December 31, 1999. This decrease was the result of the stock repurchases completed by the Company in January 2000 and March 2000. The Company repurchased 87,719 shares of common stock at $57 per share. Additionally, a $681,000 increase in unrealized loss on securities available for sale and dividends declared of $662,000 were largely offset by net income of $1,087,000.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2000 was $544,000, or 82 cents per share, a 36.3% decrease compared to $854,000, or $1.14 per share, in the second quarter of 1999. The decrease in net income for the quarter was primarily a result of a decrease in net interest income of $159,000, an increase of $166,000 in salaries and benefits expense and a reduction in income tax expense of $117,000.

During the six months ended June 30, 2000, net income was $1,087,000, or $1.62 per share, compared to $1,536,000, or $2.05 per share during the first six months of 1999. This 29.2% decrease in net income for the six month period is primarily due to a $247,000 decrease in net interest income, or 6.0%, and an increase in noninterest expense of $339,000, or 11.8%, partially offset by a decrease in income tax expense of $180,000 or 53.9%. The annualized return on average assets was 0.95% in 2000 compared to 1.28% in 1999. The return on average equity decreased to 9.99% in 2000 from 10.57% in 1999.

--------------------------------------------------------------------------------

                                   (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NET INTEREST INCOME

Net interest income was $1,909,000 and $2,068,000 during the three months ended June 30, 2000 and 1999. The Company's net interest margin was 3.96% for the three months ended June 30, 2000, and 4.08% a year earlier. The decrease was largely due to an increase in the ratio of average interest bearing liabilities to average interest earning assets as the Company purchased federal funds and then repurchased $5,000,000 of common stock. This increase in the ratio of average interest bearing liabilities to interest earning assets was partially offset by an increase in the yield on earning assets to 7.82% for the three months ended June 30, 2000 from 7.70% in the year earlier period.

Net interest income for the six months ended June 30, 2000 and 1999 was $3,874000 and $4,121,000, respectively. The Company's net interest margin was 3.99% for the six months ended June 30, 2000 and 4.12% a year earlier.

PROVISION FOR LOAN LOSSES

The provision for loan losses remained unchanged at $90,000 in the second quarter of 2000 and 1999. As of June 30, 2000, the allowance for loan losses totaled $1.1 million, or .88% of total loans which is an increase from .82% as of December 31, 1999. Nonaccrual loans increased from $397,000 at December 31, 1999 to $492,000 at June 30, 2000. Nonperforming loans, including nonaccrual loans, decreased $490,000 to $1,450,000 over the same period. The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company's market area and management's assessment of current collection risks within the loan portfolio.

NONINTEREST INCOME

The Company's noninterest income totaled $417,000 for the three months ended June 30, 2000 compared to $483,000 for the same period in 1999, a decrease of $66,000. Service charges on deposit accounts increased $51,000, or 39.5%, to $180,000. Changes in the way overdraft charges are assessed accounted for $47,000 of this increase. Trust and farm management fee income decreased $18,000 due to a reduction in farm acreage managed and fewer estates administered. Other fees and commissions declined $94,000 to $151,000, largely due to a reduction in mortgage banking income.

For the six months ended June 30, 2000, noninterest income decreased $44,000 to $771,000. Service charges on deposit accounts increased $93,000, or 36.3%, trust and farm management fee income decreased $36,000 and other fees and commission declined $96,000 for the reasons previously discussed.

--------------------------------------------------------------------------------

                                   (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NONINTEREST EXPENSE

The Company's noninterest expenses increased to $1,643,000 for the three months ended June 30, 2000 from $1,441,000 in 1999. Salaries and benefits increased $166,000, or 22.5%, to $904,000. Decreases in occupancy and equipment expense of $35,000, supplies expense of $33,000 and $20,000 in advertising and promotions partially offset these increases as management implemented cost control procedures. Other expenses increased $123,000 to $285,000. The majority of the increase in other expenses resulted from a $62,000 increase in expenses related to the disposition of repossessed property, and a $20,000 increase in the accrual for directors' fees.

For the six months ended June 30, 2000, noninterest expenses increased $339,000 to $3,224,000 when compared to the year earlier period. Salaries and benefits increased $219,000, or 14.4%, to $1,739,000. Occupancy and equipment expense, supplies expense and advertising and promotion expense declined $113,000 in total due to implementation of cost controls. The increase in professional fees is due to a special loan review project that was outsourced and expenditures related to increased disclosure requirements as the Company transitioned from filing under the small business regulations of the Securities and Exchange Commission to the full disclosure regulations. Other expenses increased $188,000 during the first half of 2000. The majority of this increase resulted from a $26,000 increase in expenses related to other real estate owned, a $64,000 increase in expenses related to the disposition of repossessed property, a $30,000 increase in the accrual for directors' fees, and a $10,000 increase in cash over and short and charged off checks.

--------------------------------------------------------------------------------

                                   (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

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

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given year. At June 30, 2000, cash and short-term investments totaled $6.3 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks and advances from the Federal Home Loan Bank.

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

--------------------------------------------------------------------------------

                                   (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                   (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's overall interest rate sensitivity is demonstrated by net income analysis and "Gap" analysis. Net income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates. The tables below present the Company's projected changes in annualized net income for the various rate shock levels at June 30, 2000 and June 30, 1999.

                              ----------------2000 Net Income---------------
                                              ---------------
                              Amount              Change              Change
                              ------              ------              ------
                                          (Dollars in Thousands)
     +200 bp                  $1,884              $(216)              (10.3)%
        Base                   2,100                  -                   -
     -200 bp                   2,280                180                 8.6%

                              ----------------1999 Net Income---------------
                                              ---------------
                              Amount              Change              Change
                              ------              ------              ------
                                          (Dollars in Thousands)
     +200 bp                  $2,647              $(401)              (13.2)%
        Base                   3,048                  -                   -
     -200 bp                   3,392                344                11.3%

As shown above, at June 30, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 10.3% or approximately $216,000. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 8.6% or approximately $180,000. Overall net income sensitivity has decreased from June 30, 1999 to June 30, 2000.


--------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Election of Directors

               At the Annual Meeting of Stockholders on May 17, 2000, Bradley J. Armstrong, Joachim J. Brown, John L. Cantlin, Eugene, P. Daugherity, Patty P. Godfrey, Thomas E. Haeberle, Donald J. Harris, Howard E. Jameson, Erika S. Kuiper, Thomas P. Rooney, and William J. Walsh were elected to serve as directors until the 2001 Annual Meeting of Stockholders. The voting for each director was as follows:

                                                 Votes for   Votes Withheld
                                                 ---------   --------------
                    Bradley J. Armstrong          468,879        27,790
                    Joachim J. Brown              468,879        27,790
                    John L. Cantlin               468,879        27,790
                    Eugene P. Daugherity          553,152         7,180
                    Patty P. Godfrey              459,765        35,270
                    Thomas E. Haeberle            468,768        27,890
                    Donald J. Harris              556,755         3,890
                    Howard E. Jameson             467,295        29,230
                    Erika S. Kuiper               552,283         7,761
                    Thomas P. Rooney              467,751        28,610
                    William J. Walsh              462,401        33,090

--------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          27.  Financial Data Schedule

          Reports on Form 8-K

          None



--------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated August 9, 2000
                         FIRST OTTAWA BANCSHARES, INC.
                         (Registrant)



                         /S/ JOACHIM J. BROWN
                         ---------------------------------------
                         Joachim J. Brown
                         President (Principal Executive Officer)




                         /S/ DONALD J. HARRIS
                         ---------------------------------------
                         Donald J. Harris
                         Executive Vice President, Cashier, and Trust Officer (Principal Financial Officer)



--------------------------------------------------------------------------------