Form 10-Q
period 2000-09-30
FIRST OTTAWA BANCSHARES INC
filed 2000-11-13
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For transition period from ____________ to ______________

                        Commission file number 005-57237

                          FIRST OTTAWA BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
                          (State or other jurisdiction
                        of incorporation or organization)


                                   36-4331185
                      (I.R.S. Employer Identification No.)

                             701-705 LASALLE STREET
                                OTTAWA, ILLINOIS
                    (Address of principal executive offices)

                                      61350
                                   (ZIP Code)


                                 (815) 434-0044
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes _X_ No ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of October 31, 2000 the Registrant had outstanding 662,281 shares of common stock, $1.00 par value per share.

                          FIRST OTTAWA BANCSHARES, INC.

--------------------------------------------------------------------------------

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

Item 1.             Condensed Consolidated Financial Statements                                  3
Item 2.             Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                              9
Item 3.             Quantitative and Qualitative Disclosures about Market Risk                  14


                                     PART II

Item 1.             Legal Proceedings                                                           15
Item 2.             Changes in Securities                                                       15
Item 3.             Defaults Upon Senior Securities                                             15
Item 4.             Submission of Matters to a Vote of Security Holders                         15
Item 5.             Other Information                                                           15
Item 6.             Exhibits and Reports on Form 8-K                                            15
Item 7.             Signatures                                                                  16



-------------------------------------------------------------------------------

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

--------------------------------------------------------------------------------


                                                          September 30,   December 31,
                                                                2000         1999
                                                           ---------    ---------
ASSETS

Cash and due from banks ................................   $   5,527    $  13,243
Federal funds sold .....................................       7,700         --
                                                           ---------    ---------
     Total cash and cash equivalents ...................      13,227       13,243

Securities available-for-sale ..........................      87,277       89,983
Loans held for sale ....................................         458        1,738
Loans, less allowance for loan losses of $1,132
 and $1,059 ............................................     119,582      126,647
Bank premises and equipment, net .......................       2,509        2,494
Interest receivable and other assets ...................       7,398        6,385
                                                           ---------    ---------

     Total assets ......................................   $ 230,451    $ 240,490
                                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Demand - non-interest-bearing .................   $  18,971    $  17,917
         NOW accounts ..................................      27,712       30,338
         Money market accounts .........................       9,161       10,530
         Savings .......................................      16,689       18,702
         Time, $100,000 and over .......................      25,984       23,073
         Other time ....................................      79,566       83,329
                                                           ---------    ---------
              Total deposits ...........................     178,083      183,889

     Federal funds purchased ...........................         470        7,600
     Securities sold under agreements to repurchase ....      26,772       18,665
     Interest payable and other liabilities ............       2,983        4,353
                                                           ---------    ---------
         Total liabilities .............................     208,308      214,507

Shareholders' equity
     Common stock - $1 par value, 750,000 shares
       authorized and issued ...........................         750          750
     Additional paid-in capital ........................       4,000        4,000
     Retained earnings .................................      23,853       22,947
     Treasury stock, at cost, 87,719 shares ............      (5,000)        --
     Accumulated other comprehensive loss ..............      (1,460)      (1,714)
                                                           ---------    ---------
         Total shareholders' equity ....................      22,143       25,983
                                                           ---------    ---------

              Total liabilities and shareholders' equity   $ 230,451    $ 240,490
                                                           =========    =========

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)


--------------------------------------------------------------------------------

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                               2000           1999         2000          1999
                                                               -----          -----        -----         -----


Interest income
     Loans (including fee income)                            $    2,619   $    2,617    $    7,888   $    7,607
     Securities
         Taxable                                                    920        1,050         2,786        3,333
         Exempt from federal income tax                             418          459         1,291        1,417
     Federal funds sold                                              31            4            31            5
                Total interest income                        ----------   ----------    ----------   ----------
                                                                  3,988        4,130        11,996       12,362

Interest expense
     NOW account deposits                                           134          174           420          511
     Money market deposit accounts                                   89          102           295          297
     Savings deposits                                                91          124           285          374
     Time deposits                                                1,509        1,464         4,265        4,487
     Repurchase agreements                                          351          132           796          328
     Federal funds purchased                                         27           74           275          185
                                                             ----------   ----------    ----------   ----------
         Total interest expense                                   2,201        2,070         6,336        6,182
                                                             ----------   ----------    ----------   ----------


NET INTEREST INCOME                                               1,787        2,060         5,660        6,180

Provision for loan losses                                            90           90           270          270
                                                             ----------   ----------    ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               1,697        1,970         5,390        5,910

Noninterest income
     Service charges on deposit accounts                            182          162           531          418
     Trust and farm management fee income                            90          108           270          324
     Other fees and commissions                                     159          107           404          449
     Securities gains (losses), net                                  14          (48)           11          (47)
                                                             ----------   -----------   ----------   -----------
         Total noninterest income                                   445          329         1,216        1,144

Noninterest expenses
     Salaries and employee benefits                                 889          822         2,629        2,342
     Occupancy and equipment expense                                189          259           604          716
     Data processing expense                                        127          115           386          357
     Supplies                                                        40           49           107          164
     Advertising and promotions                                      41           58           127          167
     Professional fees                                               65          127           191          225
     Other expenses                                                 265          224           795          567
                                                             ----------   ----------    ----------   ----------
         Total noninterest expenses                               1,616        1,654         4,839        4,538
                                                             ----------   ----------    ----------   ----------

Income before income taxes                                          526          645         1,767        2,516

Provision for income taxes                                           45           84           199          418
                                                             ----------   ----------    ----------   ----------

NET INCOME                                                   $      481   $      561    $    1,568   $    2,098
                                                             ==========   ==========    ==========   ==========

Comprehensive income (loss)                                  $    1,416   $      211    $    1,822   $     (396)
                                                             ==========   ==========    ==========   ===========

Earnings per share                                           $     0.73   $     0.75    $     2.34   $     2.80
                                                             ===========  ==========    ==========   ===========

Average shares outstanding                                      662,281      750,000       668,708      750,000

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Nine Months ended September 30, 2000 and 1999
                      (In thousands, except per share data)

--------------------------------------------------------------------------------


                                                                                            Accumulated      Total
                                                Additional                                     Other        Share-
                                     Common       Paid-In      Retained       Treasury     Comprehensive   holders'
                                      Stock       Capital      Earnings         Stock      Income (Loss)    Equity
                                      -----       -------      --------         -----      -------------    ------



Balance at January 1, 1999         $     750     $    4,000    $   23,043    $       -      $   1,466     $  29,259

Net income                                 -              -         2,098            -              -         2,098

Unrealized net loss on securities
  available-for-sale, net of
  reclassification and tax
  effects                                  -              -             -            -         (2,494)       (2,494)
                                                                                                          ---------

Comprehensive loss                         -              -             -            -              -          (396)

Cash dividends declared
($1 per share)                             -              -          (750)           -              -          (750)
                                   ---------     ----------    -----------   ---------      ---------     ----------

Balance at September 30, 1999      $     750     $    4,000    $   24,391    $       -      $  (1,028)    $  28,113
                                   =========     ==========    ==========    =========      ==========    =========




Balance at January 1, 2000         $     750     $    4,000    $   22,947    $       -      $  (1,714)    $  25,983

Net income                                 -              -         1,568            -              -         1,568

Unrealized net gain on securities
  available-for-sale, net of
  reclassifications and tax
  effects                                  -              -             -            -            254           254
                                                                                                          ---------

Comprehensive income                       -              -             -            -              -         1,822

Cash dividends declared
($1 per share)                             -              -          (662)           -              -          (662)

Purchase of 87,719
  treasury shares                          -              -             -       (5,000)             -        (5,000)
                                   ---------     ----------    ----------    ---------      ---------     ---------

Balance at September 30, 2000      $     750     $    4,000    $   23,853    $  (5,000)     $  (1,460)    $  22,143
                                   =========     ==========    ==========    =========      =========     =========


-------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 2000 and 1999
                                 (In thousands)

--------------------------------------------------------------------------------


                                                                                          2000          1999
                                                                                          ----          ----


CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $     1,568    $     2,098
     Adjustments to reconcile net income to net cash
       from operating activities
         Change in deferred loan fees                                                         (1)             -
         Provision for loan losses                                                           270            270
         Depreciation and amortization                                                       220            253
         Premium amortization on securities, net                                              36             54
         Net real estate loans originated for sale                                         1,263         (1,209)
         Loss on loan sales                                                                   18              -
         Loss (gain) on sale of securities available-for-sale                                (11)            47
         Loss on sale of other real estate owned                                              18              -
         Change in interest receivable and other assets                                   (1,038)          (454)
         Change in interest payable and other liabilities                                    132           (386)
                                                                                     -----------     -----------
              Net cash from operating activities                                           2,475            673

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of securities available-for-sale                                  2,452         26,353
     Proceeds from maturities of securities                                                1,640         16,754
     Purchases of securities available-for-sale                                           (1,027)       (25,231)
     Net change in loans receivable                                                        6,538         (7,352)
     Proceeds from sale of other real estate owned                                            50              -
     Proceeds from sale of bank premises                                                      15              -
     Property and equipment expenditures                                                    (168)          (294)
                                                                                      -----------    -----------
         Net cash from investing activities                                                9,500         10,230

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in deposits                                                                   (5,806)        (4,552)
     Change in federal funds purchased                                                    (7,130)        (4,050)
     Change in securities sold under agreements
       to repurchase                                                                       8,107            123
     Purchase of treasury stock                                                           (5,000)             -
     Dividends paid                                                                       (2,162)        (2,250)
                                                                                     -----------    -----------
         Net cash from financing activities                                              (11,991)       (10,729)
                                                                                     -----------    ------------

Change in cash and cash equivalents                                                          (16)           174

Cash and cash equivalents at beginning of period                                          13,243          7,601
                                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    13,227    $     7,775
                                                                                     ===========    ===========

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                           September 30, 2000 and 1999


--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

On March 6, 2000, the Company commenced a tender offer (the "Odd-lot Offer") to acquire up to 1,346 common shares at $57 per share from stockholders who owned fewer than 100 shares. The Odd-lot Offer expired on March 30, 2000 and the Company purchased 1,346 shares, representing .20% of its outstanding common shares for an aggregate purchase price of $76,722.

NOTE 3 - CAPITAL RATIOS

At the end of the period the Company and Bank's capital ratios were the same and were:

                                                              SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                              ------------------            -----------------
                                                             AMOUNT         RATIO          AMOUNT         RATIO
                                                             ------         -----          ------         -----

     Total capital (to risk-weighted  assets)             $    24,735       18.7%      $    28,756        20.8%
     Tier I capital (to risk-weighted assets)                  23,424       17.7            27,697        20.1
     Tier I capital (to average assets)                        23,424       10.5            27,697        11.7




--------------------------------------------------------------------------------
                                   (Continued)

--------------------------------------------------------------------------------

At September 30, 2000, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company's or Bank's categories.


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


--------------------------------------------------------------------------------
                                                                              8

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes herein as well as the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report.

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2000 were $230.5 million compared to $240.5 million at December 31, 1999, a decrease of $10.0 million, or 4.2%. This decrease was the result of reductions in cash and due from banks, securities available for sale, loans held for sale and loans. Cash and due from banks was reduced $7.7 million to remove the extra liquidity that had been built up as a contingency against any year 2000 problems. This cash was reinvested in federal funds sold at September 30, 2000. In addition, approximately $5.0 million was used to repurchase shares of the Company's common stock. Loans held for sale was reduced by $1.3 million as new loans originated are being sold sooner in the secondary market. Additionally, loans decreased $7.1 million as loan repayments exceeded new loans originated during the three-quarters of 2000. The majority of this decrease, or $4.9 million, was the result of tightening underwriting standards on new indirect automobile loans.

Total equity was $22.1 million at September 30, 2000 compared to $26.0 million at December 31, 1999. This decrease was the result of the stock repurchases completed by the Company in January 2000 and March 2000. The Company repurchased 87,719 shares of common stock at $57 per share.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2000 was $481,000, or 73 cents per share, a 14.3% decrease compared to $561,000, or 75 cents per share, in the third quarter of 1999. The decrease in net income for the quarter was primarily a result of a decrease in net interest income of $273,000, partially offset by an increase of $116,000 in noninterest income, a decrease in noninterest expense of $38,000 and a reduction in income tax expense of $39,000.

During the nine months ended September 30, 2000, net income was $1,568,000, or $2.34 per share, compared to $2,098,000, or $2.80 per share during the first nine months of 1999. This 25.3% decrease in net income for the nine month period is primarily due to a $520,000 decrease in net interest income, or 8.4%, and an increase in noninterest expense of $301,000, or 6.6%, partially offset by a decrease in income tax expense of $219,000 or 52.4%. The annualized return

--------------------------------------------------------------------------------

                                   (Continued)

--------------------------------------------------------------------------------

on average assets was 0.92% in 2000 compared to 1.17% in 1999. The return on average equity decreased to 9.65% in 2000 from 9.71% in 1999.

NET INTEREST INCOME
Net interest income was $1,787,000 and $2,060,000 during the three months ended September 30, 2000 and 1999. The Company's net interest margin was 3.72% for the three months ended September 30, 2000, and 4.06% a year earlier. This decrease was primarily due to three factors. First, the mix of interest bearing liabilities shifted toward higher cost repurchase agreements. Second, as the overall levels of interest rates increased our margin has declined because our interest bearing liabilities repriced at a quicker pace than our interest earning assets. Lastly, the ratio of average interest bearing liabilities to average earning assets increased as the Company repurchased $5,000,000 of common stock. The yield on earning assets increased to 7.80% for the quarter ended September 30, 2000 compared to 7.70% for the year earlier period. The cost of interest bearing liabilities increased to 4.80% from 4.38% for the same period.

Net interest income for the nine months ended September 30, 2000 and 1999 was $5,660,000 and $6,180,000, respectively. The Company's net interest margin was 3.91%, for the nine months ended September 30, 2000 and 4.11% a year earlier.

PROVISION FOR LOAN LOSSES
The provision for loan losses remained unchanged at $90,000 in the third quarter of 2000 and 1999. As of September 30, 2000, the allowance for loan losses totaled $1.1 million, or .94% of total loans which is an increase from .83% as of December 31, 1999. Nonaccrual loans increased from $397,000 at December 31, 1999 to $585,000 at September 30, 2000. Nonperforming loans, including nonaccrual loans, decreased $48,000 to $1,892,000 over the same period. The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company's market area and management's assessment of current collection risks within the loan portfolio.

NONINTEREST INCOME
The Company's noninterest income totaled $445,000 for the three months ended September 30, 2000 compared to $329,000 for the same period in 1999, an increase of $116,000. Service charges on deposit accounts increased $20,000, or 12.3%, to $182,000. Trust and farm management fee income decreased $18,000 due to a reduction in farm acreage managed and fewer estates administered. Other fees and commissions increased $52,000 to $159,000, largely due to increases in mortgage banking income and late fees on loans.

For the nine months ended September 30, 2000, noninterest income increased $72,000 to $1,144,000. Service charges on deposit accounts increased $113,000, or 27.0%, trust and farm management fee income decreased $54,000 for the reasons previously discussed. The $45,000 decrease in other fees and commissions was primarily the result of lower mortgage banking income during the first six months of 2000.

-------------------------------------------------------------------------------

                                  (Continued)

-------------------------------------------------------------------------------


NONINTEREST EXPENSE
The Company's noninterest expenses decreased to $1,616,000 for the three months ended September 30, 2000 from $1,654,000 in 1999. Salaries and benefits increased $67,000, or 8.2%, to $889,000. Decreases in occupancy and equipment expense of $70,000, supplies expense of $9,000 and $17,000 in advertising and promotions partially offset these increases as management implemented cost control procedures. Other expenses increased $41,000 to $265,000. The majority of the increase in other expenses resulted from a $11,000 increase in expenses related to the disposition of repossessed property, and a $21,000 increase in the accrual for directors' fees. Professional fees were $62,000 higher in 1999 due to the formation of the Company and consulting fees for strategic planning, Year 2000 and investment strategies.

For the nine months ended September 30, 2000, noninterest expenses increased $301,000 to $4,839,000 when compared to the year earlier period. Salaries and benefits increased $287,000, or 12.3%, to $2,629,000. Occupancy and equipment expense, supplies expense and advertising and promotion expense declined $209,000 in total due to implementation of cost controls. Professional fees were higher in 1999 due to the formation of the Company and consulting fees for strategic planning, Year 2000 and investment strategies. Other expenses increased $228,000 during the three-quarters of 2000. The majority of this increase resulted from a $26,000 increase in expenses related to other real estate owned, a $64,000 increase in expenses related to the disposition of repossessed property, a $30,000 increase in the accrual for directors' fees, and a $10,000 increase in cash over and short and charged off checks.



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

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given year. At September 30, 2000, cash and short-term investments totaled $13.2 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks and advances from the Federal Home Loan Bank.

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





-------------------------------------------------------------------------------
                                 (Continued)

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------




ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's overall interest rate sensitivity is demonstrated by net income analysis and "Gap" analysis. Net income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates. The tables below present the Company's projected changes in annualized net income for the various rate shock levels at September 30, 2000 and September 30, 1999.



                                ---------------------------------2000 NET INCOME---------------------------



                                    AMOUNT                           CHANGE                     CHANGE
                                    ------                           ------                     ------
                                                             (Dollars in Thousands)



       +200 bp                  $      1,908                     $        (94)                     (4.7)%
          Base                         2,002                                -                       -
       -200 bp                         2,096                               94                       4.7%


                                ---------------------------------1999 NET INCOME---------------------------
                                    AMOUNT                           CHANGE                     CHANGE
                                    ------                           ------                     ------
                                                             (Dollars in Thousands)

       +200 bp                  $      2,755                     $        (63)                     (2.2)%
          Base                         2,818                                -                       -
       -200 bp                         2,865                               47                       1.7%



As shown above, at September 30, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's 2000 net income by 4.7% or approximately $94,000. The effect of an immediate 200 basis point decrease in rates would increase the Company's 2000 net income by 4.7% or approximately $94,000. Overall net income sensitivity has increased from September 30, 1999 to September 30, 2000.



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

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits

              3(ii). By-laws of First Ottawa Bancshares, Inc.

                 27. Financial Data Schedule

              Reports on Form 8-K

              None

--------------------------------------------------------------------------------

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

                           FIRST OTTAWA BANCSHARES, INC.
                           (Registrant)



                           /s/ Joachim J. Brown
                           -----------------------------------------------------
                           Joachim J. Brown
                           President (Principal Executive Officer)




                           /s/ Donald J. Harris
                           -----------------------------------------------------
                           Donald J. Harris
                           Executive Vice President, Cashier, and Trust Officer
                          (Principal Financial Officer)



--------------------------------------------------------------------------------
                                                                             16