Form 10-K
period 2000-12-31
FIRST OTTAWA BANCSHARES INC
filed 2001-04-02
CIK 1099668

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

       Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting shares held by non-affiliates of the Registrant is $27,148,881 as of March 23, 2001. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates" and that the last price known to management was a sale of 100 shares on February 23, 2001 at $51.00 per share.

       662,281 shares of common stock were outstanding as of March 23, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Parts II and IV are incorporated by reference from the Registrant's 2000 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2001.

       Except for those portions of the 2000 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.


================================================================================

                                      INDEX


                                                                                                      PAGE NO.
                                                                                                      --------

PART I

Item 1          Business..................................................................................1
Item 2          Properties...............................................................................17
Item 3          Legal Proceedings........................................................................18
Item 4          Submission of Matters to a Vote of Security Holders......................................18


PART II

Item 5          Market for the Registrant's Common Equity and
                  Related Stockholder Matters............................................................19
Item 6          Selected Financial Data..................................................................19
Item 7          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................19
Item 7A         Quantitative and Qualitative Disclosures about Market Risk...............................19
Item 8          Financial Statements and Supplementary Data..............................................19
Item 9          Changes in and Disagreements on
                  Accounting and Financial Disclosure....................................................20


PART III

Item 10         Directors and Executive Officers of the Registrant.......................................21
Item 11         Executive Compensation...................................................................21
Item 12         Security Ownership of Certain Beneficial Owners
                  and Management.........................................................................21
Item 13         Certain Relationships and Related Transactions...........................................21


PART IV

Item 14         Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K....................................................................22


                                     PART I

ITEM 1.    BUSINESS.

           First Ottawa Bancshares, Inc. ("Bancshares") is a community-based bank holding company. Bancshares and its wholly-owned subsidiary, First National Bank of Ottawa (the "Bank"), are together referred to as "the Company." Bancshares was organized during 1999 and on October 1, 1999 exchanged 100% of its common stock for 100% of the Bank's common stock. This exchange was accounted for as an internal reorganization. All references to the combined Company, unless otherwise indicated, at or before October 1, 1999, refer to the Bank. As of December 31, 2000, the Company had total assets of $225 million, total deposits of $173 million, loans and loans held for sale, net of unearned income, of $117 million and total stockholders' equity of $23 million. For the year ended December 31, 2000, the Company had interest income of $16 million and net income of $2.1 million, which amounted to net income per share of $3.14.

           The Company conducts a general banking business embracing most of the services, both commercial and consumer, which banks may lawfully provide, including the following principal services:

                  o the acceptance of deposits for demand, savings, and time accounts and the servicing of such accounts;
                  o commercial, agricultural, consumer, and real estate lending, including installment loans, personal lines of credit, and overdraft protection;
                  o        trust operations;
                  o        farm management;
                  o        safe deposit operations;
                  o an extensive variety of additional services tailored to the needs of individual customers, including the sale of traveler's checks, cashier's checks, and foreign currency and other special services.

Loans, both commercial and consumer, are provided on either a secured or unsecured basis to corporations, partnerships, and individuals. Commercial lending covers such areas as:

                  o        business
                  o        industry
                  o        capital
                  o        agriculture
                  o        inventory
                  o        real estate, including residential properties

Consumer loans are made for a variety of purposes including to finance the purchase of homes, automobiles, recreational vehicles and consumer goods, and for other personal, family or household purposes.

           The Company is located in the City of Ottawa, Illinois (population 17,500) in LaSalle County in Illinois. A substantial portion of the Company's business is significantly dependent upon the economic conditions in this market area. LaSalle County is the second largest county by area in the state of Illinois. Ottawa is located in northeastern Illinois approximately 80 miles southwest of Chicago and approximately 65 miles north of Bloomington. Ottawa may be accessed by Interstate 80 and 39; U.S. Route 6; and State Routes 23 and 71. The City is also serviced by two railroads and the Ottawa Airport.

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

           Ten loan officers have the authority to handle all lending activities of the Company. Each lending officer has authority to approve extensions of credit up to their individual lending limit. The Company has an Officers Loan Committee (consisting of Assistant Vice Presidents, Vice Presidents, the Senior Vice President, Executive Vice Presidents and the President of the Bank) which approves loans of up to $500,000. All loans between $500,000 and $1,000,000 are sent to the Directors' Loan Committee for approval. The Directors' Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans; formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs; and establishing interest rate and fee guidelines. All loans in excess of $1,000,000 are reviewed and approved by the Board of Directors. The Board of Directors also is responsible for directing and supervising the Directors' Loan Committee, policy review, and oversight of the loan and investment functions of the Company. The Board of Directors also monitors the adequacy of the Company's loan loss reserves.

           LOAN PORTFOLIO COMPOSITION. The Company's gross loan portfolio, including loans held for sale, totaled $117 million at December 31, 2000, representing 68% of the Company's total deposits at that date. The Company's loan portfolio at December 31, 2000 included $56 million for real estate purposes, $45 million for consumer purposes, and $16 million for commercial and agricultural purposes.

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

All table amounts throughout the Form 10-K are in thousands except share and per share data.

           The following table presents the components of the Company's loan portfolio as of December 31 for each year shown.


                                        2000            1999             1998             1997           1996
                                        ----            ----             ----             ----           ----
Real estate loans.................  $     56,109    $     59,560     $     58,136    $     57,491    $      56,766

Commercial and
  agricultural loans..............        16,266          15,222           15,013          12,910           12,581

Installment loans, net of
  unearned income.................        39,441          48,751           41,898          46,776           39,361

Home equity lines of credit.......         5,143           4,219            3,812           4,286            2,718
                                    ------------    ------------     ------------    ------------    -------------

     Total loans..................       116,959         127,752          118,859         121,463          111,426

Deferred loan fees................           (40)            (46)             (58)            (37)             (34)
                                    ------------    ------------     ------------    ------------    -------------

     Loans, net of deferred
       loan fees..................       116,919         127,706          118,801         121,426          111,392

Allowance for loan losses.........        (1,108)         (1,059)          (1,029)           (800)            (779)
                                    ------------    ------------     ------------    ------------    -------------

     Loans, net...................  $    115,811    $    126,647     $    117,772    $    120,626    $     110,613
                                    ============    ============     ============    ============    =============

Loans held for sale...............  $        693    $      1,738     $        563    $          -    $           -
                                    ============    ============     ============    ============    =============


                  Maturities (based on contractual terms) of the Company's commercial and construction loan portfolio at December 31, 2000 are summarized below:


                                                     ONE YEAR          ONE TO          OVER
                                                      OR LESS        FIVE YEARS     FIVE YEARS       TOTAL
                                                     ----------     -----------    -----------    -----------
     Commercial and agricultural.................    $    9,239     $     4,871    $     1,150    $    15,260

     Real estate - construction..................         1,006               -              -          1,006
                                                     ----------     -----------    -----------    -----------

         Total...................................    $   10,245     $     4,871    $     1,150    $    16,266
                                                     ==========     ===========    ===========    ===========


           At December 31, 2000, of the total loans that mature in more than one year, $87.9 million, or 80.7%, bear interest at fixed rates and $21.0 million, or 19.3%, bear interest at variable rates.

         CONSUMER LOANS. Generally, three of the Company's ten lending officers process consumer installment loans. The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile loans and recreational vehicle loans, on both a direct and indirect basis. Consumer loans totaled approximately $45 million at December 31, 2000, or approximately 38% of the Company's total loan portfolio. Approximately 86% of the Company's consumer loans are automobile loans, and of these loans, approximately 87.9% are made indirectly by the Company through automobile dealers. The Company's consumer loans are fixed-rate loans with final maturities of five years or less. At December 31, 2000, the Company had 20 consumer loans totaling $158,000 that were past due in excess of 90 days. The past due consumer loans totaled $1.2 million.

           In approving consumer loans, lending officers consider the borrower's past credit history, the borrower's ability to repay the debt, the collateral offered, and local economic conditions that could affect the borrower's income. Loans being originated for new borrowers must be accompanied by a completed application dated and signed by the borrower, giving the details of the loan request. Total debts, along with the gross monthly income of the borrower, are required to be shown on the application. A brief cash flow analysis is performed by the loan officer showing the amount of the borrower's income available for debt service based on current debts plus the new loan request. Generally, debt service to gross income should not exceed 40%. New credit reports are obtained on all borrowers with each loan request. The value of collateral on loans secured by used automobiles is generally determined by using industry-accepted used car guides. In connection with used automobile loans, the Company generally requires a 90% loan-to-value ratio; however, depending upon various factors, including the credit experience of the Company with the borrower, the Company may extend credit in excess of the value of the used automobile. A loan-to-value ratio of 90% of sticker price is generally required for new automobile loans. Boats, mobile homes, recreational vehicles, and similar items generally require a loan-to-value ratio of 70% to 80% of the current market value of the collateral. Unsecured consumer loans are granted to borrowers based upon satisfactory income, indebtedness levels, credit records and experience.

           COMMERCIAL, AGRICULTURAL, AND REAL ESTATE LENDING. Eight of the Company's ten lending officers service most of the commercial, agricultural, and real estate loans. Three loan officers principally service commercial loans, two officers principally service agricultural loans, and three officers principally service residential mortgage loans. However, because of the Company's flexible lending practices, any of the loan officers may service loans in the commercial, agricultural, and real estate areas.

           COMMERCIAL AND AGRICULTURAL. At December 31, 2000, the Company's commercial and agricultural non-real estate loans totaled $16 million or approximately 14% of the total loan portfolio of the Company. The primary lending area of the Company is within a five-mile radius of the Company's offices. The majority of agricultural and commercial non-real estate loans are written for one to five years, may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. The fixed rate generally is established by the Company's Real Estate Department after considering the cost of funds to the Company as well as the rates of competing institutions. The variable rate is generally based upon the national prime rate as disclosed in THE WALL STREET JOURNAL. Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary greatly from monthly, quarterly, semi-annually, and annually. At December 31, 2000, the Company had 4 commercial non-real-estate loans totaling $18,000 past due in excess of 90 days. There were no agricultural non-real-estate loans at December 31, 2000 that were past due in excess of 90 days.

           All commercial and agricultural borrowers, both existing and new, are required by policy to have a financial statement no older than one year. Borrowers also are required to provide the Company with recent tax returns and pro forma projections. Using certain computer programs and the data supplied by borrowers, the loan officers produce additional financial information, which is utilized in analyzing the loans and the borrowers. The general nature of the collateral securing the Company's commercial and agricultural loans consists of equipment, farm products, crops, inventory, chattel paper, accounts receivable, and general intangibles. The Company's loan-to-value ratio with respect to agricultural and commercial non-real-estate loans averages 66 2/3% to 75% of the value of the collateral securing the loan.

           REAL ESTATE LENDING. The Company's primary real estate lending consists of residential loans with a small portion in agricultural and commercial real estate loans. Real estate loans at December 31, 2000 totaled approximately $56 million or approximately 48% of the Company's total loan portfolio. All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer. A credit investigation is performed and an analysis of the borrower's ability to repay is conducted. Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company's suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan. Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher. With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing. Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real-estate loans.

           The Company originates residential real estate loans for its portfolio and sale into the secondary market. The Company originates 15-year, 20-year and 30-year fixed and variable rate loans. Fixed rate loans are primarily sold on the secondary market and are underwritten to agency standards. The Company also originates government loans such as FHA and VA, which are also sold on the secondary market. At December 31, 2000, mortgage loans serviced for the secondary market totaled approximately $15.0 million.

           At December 31, 2000, the Company had 20 real estate mortgage loans totaling $2.0 million past due in excess of 90 days.

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

           NON-PERFORMING LOANS. When a borrower fails to make a required payment on a loan and does not cure the delinquency within 30 days, the loan is classified as delinquent. In this event, the normal procedure followed by the Company is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not promptly cured, the Company normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings when loan payments are 120 days past due.

           At December 31, 2000, the Company had 171 loans delinquent for 30 to 90 days in an aggregate principal amount of $4.3 million and representing 3.6% of the total loan portfolio. At December 31, 2000, the Company had 44 loans totaling $2.2 million delinquent for more than 90 days and still accruing interest.

           It is the Company's policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Interest on these loans is credited to income only when the collection of principal has been reasonably assured and only to the extent interest payments are received. If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status. At December 31, 2000, there were 11 loans totaling $467,000 on nonaccrual status.

           As a result of economic conditions and other factors beyond the Company's control, the Company's future loss and delinquency experience cannot be predicted.

           The nonperforming assets of the Company as of December 31 are indicated below:


                                                   2000         1999          1998         1997         1996
                                                   ----         ----          ----         ----         ----
     Non-accrual loans.......................    $     467    $     397    $     299    $     653    $     465
     Loans ninety days past due and
       still accruing interest...............        2,177        1,543        1,140          349          330
     Other real estate owned.................          169          113           94           43            -
                                                 ---------    ---------    ---------    ---------    ---------

     Total nonperforming assets..............    $   2,813    $   2,053    $   1,533    $   1,045    $     795
                                                 =========    =========    =========    =========    =========

     Nonperforming loans as a percentage
       of total loans, net of unearned
       income and deferred loan fees.........        2.26%        1.52%         1.21%         .83%         .71%

     Nonperforming assets as a percentage
       of total assets.......................        1.25          .85           .62          .43          .34

     Nonperforming loans as a percentage
       of the allowance for loan losses......      238.63       183.19        139.84       125.25       102.10


           The effect of nonaccrual loans upon interest income is not deemed to be material by management. Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection. At December 31, 2000, there were no other loans classified as problem loans that were not included above. At December 31, 2000, there were no other assets classified as problem assets other than the loans shown above. Management also maintains a loans requiring attention report that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company's internal loan review or the loan committee. The total of loans requiring attention as of December 31, 2000 was $6,855,508.

           ALLOWANCE FOR LOSSES ON LOANS. The Company maintains an allowance for loan losses, which includes losses relating to particular identified assets, if appropriate, and an unallocated portion. The allowance for loan losses is established through a charge to operations at the time loan value, in the judgment of management, becomes impaired. As noted in the previous table, nonperforming assets increased by $760,000 in 2000 after increasing by $520,000 during 1999.

Management considered this information along with other portfolio trends in concluding on the adequacy of the allowance for loan losses at December 31, 2000. The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans, based upon an analysis of the loan portfolio, including such factors as prior loan loss experience, economic conditions affecting the area's economy, regulatory considerations and other factors which management believes deserve consideration. At December 31, 2000, the balance in the allowance was $1.1 million, or .95% of gross loans outstanding. Management has concluded that the allowance for loan losses is adequate at December 31, 2000.

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

           Loan loss experience for the five years ended December 31, 2000 is summarized as follows:


                                                   2000         1999          1998         1997         1996
                                                   ----         ----          ----         ----         ----
     Balance at beginning of year............    $   1,059    $   1,029    $     800    $     779    $     667
     Charge-offs

         Real Estate.........................          135            -            -            -            -
         Commercial..........................           39          121          123          221           20
         Installment.........................          341          351          231          341          163
                                                 ---------    ---------    ---------    ---------    ---------
              Total charge-offs..............          515          472          354          562          183

     Recoveries

         Commercial..........................           27           21           19           33           39
         Installment.........................          177           97          104           70           76
                                                 ---------    ---------    ---------    ---------    ---------
              Total recoveries...............          204          118          123          103          115
                                                 ---------    ---------    ---------    ---------    ---------
     Net charge-offs.........................          311          354          231          459           68
     Provision...............................          360          384          460          480          180
                                                 ---------    ---------    ---------    ---------    ---------

     Balance at end of year..................    $   1,108    $   1,059    $   1,029    $     800    $     779
                                                 =========    =========    =========    =========    =========

     Net charge-offs to average
       total loans...........................         .25%         .29%          .19%         .40%         .07%
     Allowance for loan losses to
       total loans at year-end...............         .95          .83           .87          .66          .70


           The Company's allocation of the allowance for loan losses as of December 31 is presented below:


                   -------2000------   -------1999-----    -----1998-------   -------1997-------   -------1996--------
                          ----                ----              ----                 ----                 ----
                            Percent             Percent             Percent              Percent             Percent
                           of Total            of Total            of Total             of Total            of Total
                   Amount    Loans     Amount    Loans     Amount    Loans     Amount     Loans     Amount    Loans
                   ------    -----     ------    -----     ------    -----     ------     -----     ------    -----
Real estate
  loans            $   378    47.97%   $  175     46.62%   $  184     48.91%  $   192      47.33%  $   135     50.94%

Commercial
  and agricultural
  loans                291    13.91       458     11.92       371     12.63       240      10.63       318     11.30

Installment loans      297    38.12       328     41.46       333     38.46       342      42.04       248     37.76

Unallocated            142      N/A        98       N/A       141      N/A         26       N/A         78       N/A
                   -------  -------    ------   -------    ------  -------    -------  --------    -------  ----------

Balance at
  end of year      $ 1,108   100.00%   $1,059    100.00%   $1,029    100.00%  $   800     100.00%  $   779    100.00%
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

         Approximately $41 million of the $45.7 million United States government agency notes held at December 31, 2000 are callable at the option of the issuer, which present prepayment risk to the Company.

         As of December 31, 2000, the Company had approximately $6,225,000 invested in LaSalle County, Illinois municipal bonds.

SECURITIES PORTFOLIO

         The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2000. The carrying amounts of the portfolio at December 31, 2000 are found in Note 2 to the financial statements included in the Annual Report to Stockholders.

                                            Weighted   One to  Weighted    Five   Weighted    Over    Weighted          Weighted
                                   One Year  Average    Five   Average    to Ten  Average      Ten    Average           Average
                                   or Less    Yield    Years    Yield      Years   Yield      Years    Yield     Total   Yield
                                   -------  --------  -------  --------   ------- --------   -------  --------  ------- --------
U.S. Treasury securities           $ 4,502    5.18%   $ 3,545    5.77%    $     -       -%   $    -        -%   $ 8,047    5.44%
U.S. Government agencies             1,377    6.02     17,942    6.29      26,374    6.48         -        -     45,693    6.39
States and political subdivisions    5,502    8.99     15,457    7.90       5,596    8.06     6,592     7.38     33,147    8.00
Mortgage-backed securities and
  collateralized obligations (1)         -       -      4,252    8.19          36    9.61         -        -      4,288    8.20
Equity securities                    1,270     N/A          -       -           -       -         -        -      1,270     N/A
                                   -------    -----   -------    -----    -------    -----   ------     -----   -------    -----
   Total securities                $12,651    7.12%   $41,196    7.05%    $32,006    6.76%   $6,592     7.38%   $92,445    6.98%
                                   =======    =====   =======    =====    =======    =====   ======     =====   =======    =====

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

           The following shows the Company's average balances and rates paid during the years shown.

                                                     FOR THE YEARS ENDED DECEMBER 31,
                      -----------------------------------------------------------------------------------------
                                2000                            1999                          1998
                      --------------------------   ----------------------------    ----------------------------
                                  Percent                         Percent                     Percent
                       Average      of               Average        of              Average     of
                       Balance   Deposits  Rate      Balance     Deposits  Rate     Balance  Deposits    Rate
                       -------   --------  ----      -------     --------  ----     -------  --------    ----
   Noninterest-
     bearing
     demand
     deposits         $ 20,284      11.3%       -%    $ 20,686     10.8%      -%     $ 20,533     10.6%      -%
   Interest-bearing
     demand deposits    38,056      21.2     2.46       41,941     21.8     2.58       37,554     19.4    2.53
   Savings accounts     17,928      10.0     2.05       19,710     10.3     2.47       19,594     10.1    2.52
   Time deposits
     accounts          103,171      57.5     5.61      109,682     57.1     5.41      115,824     59.9    5.66
                      --------   -------  --------    --------    ------    -----    --------    ------  ------

                      $179,439     100.0%    4.45%    $192,019    100.0%    4.38%    $193,505    100.0%   4.62%
                      ========   =======  ========    ========    ======    =====    ========    ======  ======

           The distribution of the major components of deposits as of December 31, 2000 and 1999 is summarized in the balance sheets included in the 2000 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2000:

                                                                  Balance       Percentage
                                                               -----------      ----------
         Maturity
              Three months or less                             $     6,823          27.1%
              Over three months to six months                        6,254          24.8
              Over six months to one year                            2,116           8.4
              Over one year                                          9,977          39.7
                                                               -----------       -------

                  Total                                        $    25,170         100.0%
                                                               ===========       =======

BORROWINGS: The Company's other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                      2000       1999       1998
                                                                    --------   --------   --------
     Balance at December 31                                          $24,638    $18,665    $15,046
     Weighted average interest rate
       during the year                                                  6.06%      4.51%      4.88%
     Weighted average interest rate at the
       end of the year                                                  6.05%      5.43%      4.52%
     Maximum month-end balance                                       $26,772    $18,665    $15,046
     Average balance for the year                                     19,111     11,690     11,000


TRUST

           The Company's trust department primarily services LaSalle County and surrounding counties. At December 31, 2000, the trust department had 329 trust accounts under management, 292 of which were discretionary accounts. The trust department provides a full complement of asset management services for personal trusts, estates, and agencies. The trust department had assets under management of approximately $50.2 million at December 31, 2000, of which $45.2 million was in discretionary accounts.

           The Company, in conjunction with its trust department, also provides farm management services. At December 31, 2000, the department managed 45 farms. The department manages or directs approximately 8,109 acres of farmland in LaSalle County, Illinois and surrounding counties.

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

         BANCSHARES

         As a bank holding company under the BHC Act, Bancshares is registered with, and is subject to, regulation by the Federal Reserve. Among other things, applicable statutes and regulations require Bancshares to file annual and other reports with and furnish information to the Federal Reserve, which may make inspections of Bancshares.

         The BHC Act provides that a bank holding company must obtain the prior approval of the Federal Reserve to acquire more than 5 percent of the voting stock or substantially all the assets of any bank or bank holding company. Bancshares currently has no formal agreement or commitments about any such transaction. In addition, the BHC Act restricts the Bank's extension of credit to Bancshares. The BHC Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than 5 percent of the voting shares of any company that is not a bank, including any foreign company, unless the Federal Reserve, after due notice and opportunity for hearing, has determined its activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve's regulations state specific activities that are permissible under that exception. Bancshares does not currently have any agreements or commitments to engage in any nonbanking activities.

         A bank holding company may also acquire shares of a company which furnishes or performs services for a bank holding company and acquire shares of the kinds and in the amounts eligible for investment by national banking associations. The Board of Directors of Bancshares at this time has no plans for these investments.

         A bank holding company may also engage in a broader range of financial and other activities than are permissible for bank holding companies by electing to become a financial holding company. The Board of Directors of Bancshares at this time has no plans to exercise this election.

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

         DIVIDENDS. The Bank may generally pay dividends on its stock as long as their payment complies with applicable laws and regulations. A national bank may not pay dividends from its stated capital. Additionally, if losses have been sustained at any time by a national bank equal to or exceeding its undivided profits then on hand, it can pay no dividend, and all dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. The payment of dividends out of net profits of a national bank is further limited by a provision of the National Bank Act that prohibits it from declaring a dividend on its shares of its stock until 10 percent of its net profits are transferred to the surplus each time dividends are declared, unless the transfer would increase the bank's surplus to an amount greater than its capital. In addition, the prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or to funds to retire any preferred stock. Additionally, under 12 U.S.C. Section 1818, the Comptroller has the right to prohibit the payment of dividends by a national bank if the payment is deemed to be an unsafe and unsound banking practice.

         TRANSACTIONS WITH AFFILIATES. The Federal Reserve Act prohibits the Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of the transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other non-affiliated entities. In the absence of comparable transactions, any transaction between a bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to non-affiliated companies. In addition, certain transactions, referred to as "covered transactions," between the Bank and its affiliates may not exceed 10 percent of the Bank's capital and surplus per affiliate and an aggregate of 20 percent of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Bank may not purchase low-quality assets from an affiliate. The Company is an affiliate of the Bank.

         LOANS TO INSIDERS. Federal law also constrains the types and amounts of loans that any bank may make to its executive officers, directors, and principal shareholders. Among other things, the loans must be approved by the Bank's Board of Directors in advance and must be on terms and conditions as favorable to the Bank as those available to unrelated persons.

         REGULATION OF LENDING ACTIVITIES. Loans made by the Bank are also subject to numerous federal and some state laws and regulations, including the Truth-in-Lending Act, the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, and the Comptroller's adjustable rate mortgage regulations. Remedies to the borrower and penalties to the Bank are provided for the Bank's failure to comply with these laws and regulations, whose scope and requirements have expanded significantly in recent years.

         SUBSIDIARIES. National banks are authorized under federal law and the Comptroller's regulations to engage in specified activities through operating subsidiaries. The Bank has formed an operating subsidiary for the purpose of entering into an agreement with an unaffiliated third party to provide securities brokerage services to the Bank's customers. Such services are subject to banking agency standards governing the sale of retail nondeposit investment products. In addition, securities brokers are subject to federal and state registration, supervision and examination requirements. Under the structure contemplated by the Bank, the third party, and not the Bank's subsidiary, will be securities-registered and be responsible for compliance with all applicable laws and regulations.

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

         As of December 31, 2000, the Bank's Core Capital Ratio was 17.8 percent, and its Risk- Based Capital Ratio was 18.8 percent. In addition, national banks generally must achieve and maintain a Leverage Ratio of at least 4 percent. As of December 31, 2000, the Bank's Leverage Ratio was 10.0 percent.

         CAPITAL CLASSIFICATION. Banks are subject to certain restrictions on activities depending on their level of capital. For this purpose, banks are divided into five different capital categories.

         Under regulations adopted by the Comptroller, a bank is "well capitalized" if it has a total Risk-Based Capital Ratio of 10 percent or more, a Core Capital Ratio of 6 percent or more, and a Leverage Ratio of 5 percent or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. A bank is "adequately capitalized" if it has a total Risk- Based Capital Ratio of 8 percent or more, a Core Capital Ratio of 4 percent or more, and a Leverage Ratio of 4 percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3 percent or more). A bank is "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8 percent, a Core Capital Ratio of less than 4 percent, or a Leverage Ratio of less than 4 percent. A bank is "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6 percent, a Core Capital Ratio of less than 3 percent, and a Leverage Ratio of less than 3 percent. A bank is "critically undercapitalized" if it has a Leverage Ratio of 2 percent or less. In addition, the Comptroller may downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the Bank meets the capital guidelines. According to these guidelines, the Bank was classified as "well capitalized" as of December 31, 2000.

         A bank's capital classification affects the frequency of its examinations, impacts its ability to engage in certain activities, and affects the deposit insurance premiums it pays. The Comptroller must conduct a full-scope, on-site examination of every national bank at least once every 12 months. An exception to this rule is made, however, for national banks (i) with assets of less than $100 million, (ii) categorized as "well capitalized," (iii) found to be well managed with an outstanding composite rating, and (iv) not subject to a change in control during the last 12 months; these banks will be examined by the Comptroller once every 18 months.

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

         In addition, the FDIC can assess insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss for the bank. (Under prior law, the deposit insurance assessment was a flat rate, regardless of the likelihood of loss.) In this regard, the FDIC has issued regulations for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories about capital are "well capitalized," "adequately capitalized," and "less than adequately capitalized" (includes "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" banks). The three subcategories for supervisory concerns are "healthy," "supervisory concern," and "substantial supervisory concern." A bank is deemed "healthy" if it is financially sound with only a few minor weaknesses. A bank is deemed subject to "supervisory concern" if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund. A bank is deemed subject to "substantial supervisory concern" if it poses a substantial probability of loss to the Bank Insurance Fund of the FDIC (the "BIF").

         OPERATING STANDARDS. The Bank is subject to banking agency standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and management compensation. The agencies may require an institution which fails to meet these standards to submit a compliance plan. The Bank is also subject to standards governing asset quality and earnings. The Bank's failure to abide by the operating standards described in this paragraph would be noted in the course of an examination of the Bank by federal banking agencies, and the Bank would be required to develop a plan to achieve compliance with the standards.

         THE FOREGOING SUMMARIZES SOME OF THE RELEVANT LAWS, RULES, AND REGULATIONS GOVERNING NATIONAL BANKS AND BANK HOLDING COMPANIES, BUT DOES NOT PURPORT TO BE A COMPLETE SUMMARY OF ALL APPLICABLE LAWS, RULES, AND REGULATIONS GOVERNING BANKS AND BANK HOLDING COMPANIES. MOREOVER, THE COMPANY CANNOT PREDICT WHAT NEW LEGISLATION OR REGULATIONS MIGHT BE ADOPTED OR THEIR EFFECTS.

           EMPLOYEES. As of December 31, 2000, the Company had 78 employees, consisting of 68 full-time employees and 10 part-time employees. None of the employees are subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

           TENDER OFFER. On December 6, 1999, the Company commenced a tender offer ("the Offer") to acquire up to 87,719 common shares at $57 per share. The Offer expired on January 20, 2000 and the Company purchased 86,373 shares, representing approximately 11.51% of its outstanding common shares for an aggregate purchase price of $4,923,261. On March 6, 2000, the Company commenced a tender offer (the "Odd-lot Officer") to acquire up to 1,346 common shares at $57.00 per share from stockholders who own fewer than 100 shares. The Odd-lot Offer expired on March 30, 2000 and the Company purchased 1,346 shares, representing approximately 0.20% of its outstanding common shares for an aggregate purchase price of $76722.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           See page 34 of the 2000 Annual Report to Stockholders (filed as
Exhibit 13.1 of this report) which is incorporated herein by reference.

ITEM 6     SELECTED FINANCIAL DATA

           The information set forth under the caption "Selected Consolidated Financial Data" on page 1 of the 2000 Annual Report to Stockholders (filed as
Exhibit 13.1 of this report) is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 10 of the 2000 Annual Report to Stockholders (filed as
Exhibit 13.1 of this report) is incorporated herein by reference.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" on page 8 of the 2000 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements of the Registrant and the Independent Auditors' Report as set forth on pages 11 through 33 of the 2000 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

                                                                             Annual Report to
                                                                             Stockholders Page
Independent Auditors' Report                                                        11

Consolidated Balance Sheets as of December 31, 2000 and 1999                        12

Consolidated Statements of Income for the years ended
  December 31, 2000, 1999, and 1998                                                 13

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999, and 1998                                     14




Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998                                                 15

Notes to the Consolidated Financial Statements                                      16

Parent Company Only Financial Statements                                            32


           The portions of the 2000 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

ITEM 9     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AT THE REGISTRANT.

           The information set forth under the captions "Information Regarding Nominees and Executive Officers" and "Section 16 Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement, relating to the May 16, 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

           The information set forth under the caption "Executive
Compensation" of the Registrant's Proxy Statement, relating to the May 16, 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement, relating to the May 16, 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information set forth under the caption "Certain Relationships and Related Transactions" of the Registrant's Proxy Statement, relating to the May 16, 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

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

     2.  FINANCIAL STATEMENT SCHEDULES Not applicable.


     3.  EXHIBITS (Numbered in accordance with Item 601 of Regulation S-K)


         The following exhibits are filed as part of this report:

         2.1 Agreement to Merge dated September 23, 1999 between Ottawa Interim Bank, National Association (In Organization) and The First National Bank of Ottawa (incorporated by reference to
                  Exhibit 2.1 to First Ottawa's Annual Report on Form 10-K for the year ended December 31, 1999)

         3(i) Certificate of Incorporation of First Ottawa Bancshares, Inc. (incorporated by reference to Exhibit 3(i) to First Ottawa's Annual Report on Form 10-K for the year ending December 31,
                  1999)

         3(ii).1 By-laws of First Ottawa Bancshares, Inc. as adopted September 13, 2000

         3(ii).2 Amendment No. 1 to By-laws of First Ottawa Bancshares, Inc. dated March 14, 2001

         *10.1 Employment Agreement for J. Brown (incorporated by reference to Exhibit 10.1 to First Ottawa's Annual Report on Form 10-K for the year ending December 31, 1999)

         13.1     2000 Annual Report to Stockholders

         21.1     Subsidiaries

         24.1     Power of Attorney

(b)    Reports on Form 8-K: None

           * Indicates management contract or compensation plan or arrangement.

SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST OTTAWA BANCSHARES, INC.
                                  (Registrant)

Date:      March 30, 2001                            By:      /S/ Joachim Brown
           Joachim Brown                                      -----------------
           President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                      Date
---------                                   -----                      ----
Joachim Brown*                      Director and President/            March 30, 2001
                                    Chief Executive Officer

Bradley J. Armstrong*               Director                           March 30, 2001

John L. Cantlin*                    Director                           March 30, 2001

Eugene P. Daugherity*               Director                           March 30, 2001

Patty P. Godfrey*                   Director                           March 30, 2001

Thomas E. Haeberle*                 Director                           March 30, 2001

Donald J. Harris*                   Director and Executive             March 30, 2001
                                    Vice President/Chief
                                    Operating Officer

Erika S. Kuiper*                    Director                           March 30, 2001

Thomas P. Rooney*                   Director                           March 30, 2001

William J. Walsh*                   Director                           March 30, 2001


*By: /S/ Joachim Brown              Individually and as                March 30, 2001
    -------------------             Attorney-in-Fact
         Joachim Brown


                                  EXHIBIT INDEX

============================= ========================================================== ===========================
          EXHIBIT                                                                               SEQUENTIALLY
           NUMBER                                    DESCRIPTION                               NUMBERED PAGE*
           ------                                    -----------                               -------------
============================= ========================================================== ===========================
          3(ii).1                     By-laws of First Ottawa Bancshares, Inc.
============================= ========================================================== ===========================
          3(ii).2              Amendment No. 1 to By-laws of First Ottawa Bancshares,
                                                        Inc.
============================= ========================================================== ===========================
            13.1                         2000 Annual Report to Shareholders
============================= ========================================================== ===========================
            21.1                                    Subsidiaries

============================= ========================================================== ===========================
            24.1                                  Power of Attorney

============================= ========================================================== ===========================

*      Appears only in manually signed copy