Form 10-Q
period 2001-03-31
FIRST OTTAWA BANCSHARES INC
filed 2001-05-15
CIK 1099668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of April 27, 2001 the Registrant had outstanding 662,281 shares of common stock, $1.00 par value per share.

                          FIRST OTTAWA BANCSHARES, INC.


-------------------------------------------------------------------------------


                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

Item 1.      Condensed Consolidated Financial Statements                      3
Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  8
Item 3.      Quantitative and Qualitative Disclosures about Market Risk      12

                                     PART II

Item 1.      Legal Proceedings                                               13
Item 2.      Changes in Securities                                           13
Item 3.      Defaults Upon Senior Securities                                 13
Item 4.      Submission of Matters to a Vote of Security Holders             13
Item 5.      Other Information                                               13
Item 6.      Exhibits and Reports on Form 8-K                                13
Item 7.      Signatures                                                      14


-------------------------------------------------------------------------------

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------

                                                                                 Mar. 31, 2001    Dec. 31, 2000
                                                                                 -------------    -------------
ASSETS
Cash and due from banks                                                          $       7,102    $       6,971
Federal funds sold                                                                       3,850                -
                                                                                 -------------    -------------
     Total cash and cash equivalents                                                    10,952            6,971

Securities available-for-sale                                                           86,565           92,445
Loans held for sale                                                                        744              693
Loans, less allowance for loan losses of $1,158
 and $1,108                                                                            113,129          115,811
Bank premises and equipment, net                                                         2,444            2,497
Interest receivable and other assets                                                     5,711            6,590
                                                                                 -------------    -------------

     Total assets                                                                $     219,545    $     225,007
                                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Demand - non-interest-bearing                                           $      18,099    $      20,538
         NOW accounts                                                                   26,675           26,220
         Money market accounts                                                           8,381            8,941
         Savings                                                                        17,106           16,794
         Time, $100,000 and over                                                        23,557           25,170
         Other time                                                                     75,143           75,790
                                                                                 -------------    -------------
              Total deposits                                                           168,961          173,453

     Securities sold under agreements to repurchase                                     23,935           24,638
     Interest payable and other liabilities                                              2,578            4,333
                                                                                 -------------    -------------
         Total liabilities                                                             195,474          202,424

Shareholders' equity
     Common stock - $1 par value, 750,000 shares
       authorized and issued                                                               750              750
     Additional paid-in capital                                                          4,000            4,000
     Retained earnings                                                                  23,530           23,052
     Treasury stock, at cost, 87,719 shares                                             (5,000)          (5,000)
     Accumulated other comprehensive income (loss)                                         791             (219)
                                                                                 -------------    --------------
         Total shareholders' equity                                                     24,071           22,583
                                                                                 -------------    -------------

              Total liabilities and shareholders' equity                         $     219,545    $     225,007
                                                                                 =============    =============
---------------------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2001 and 2000
                 (In thousands, except share and per share data)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------


                                                                                           2001        2000
                                                                                           ----        ----
Interest income
     Loans (including fee income)                                                       $    2,460    $   2,646
     Securities
         Taxable                                                                               932          931
         Exempt from federal income tax                                                        423          436
     Federal funds sold                                                                         30            -
                                                                                        ----------    ---------
              Total interest income                                                          3,845        4,013

Interest expense
     NOW account deposits                                                                      109          151
     Money market deposit accounts                                                              71           98
     Savings deposits                                                                           80          102
     Time deposits                                                                           1,467        1,377
     Repurchase agreements                                                                     336          229
     Federal funds purchased                                                                     6           92
                                                                                        ----------    ---------
         Total interest expense                                                              2,069        2,049
                                                                                        ----------    ---------

NET INTEREST INCOME                                                                          1,776        1,964

Provision for loan losses                                                                       90           90
                                                                                        ----------    ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                          1,686        1,874

Noninterest income
     Service charges on deposit accounts                                                       200          169
     Trust and farm management fee income                                                      108           90
     Other fees and commissions                                                                157           95
                                                                                        ----------    ---------
         Total noninterest income                                                              465          354

Noninterest expenses
     Salaries and employee benefits                                                            895          835
     Occupancy and equipment expense                                                           208          224
     Data processing expense                                                                   135          134
     Supplies                                                                                   31           33
     Advertising and promotions                                                                 26           42
     Professional fees                                                                          66           66
     Other expenses                                                                            281          246
                                                                                        ----------    ---------
         Total noninterest expenses                                                          1,642        1,580
                                                                                        ----------    ---------

INCOME BEFORE INCOME TAXES                                                                     509          648

Provision for income taxes                                                                      31          105
                                                                                        ----------    ---------

NET INCOME                                                                              $      478    $     543
                                                                                        ==========    ==========

Comprehensive income                                                                    $    1,488   $      112
                                                                                        ==========   ==========

Earnings per share                                                                      $     0.72   $     0.80
                                                                                        ==========   ===========

Average shares outstanding                                                                 662,281      681,631
----------------------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                    FIRST OTTAWA BANCSHARES AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three months ended March 31, 2001 and 2000
                      (In thousands, except per share data)
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------

                                                                                            Accumulated      Total
                                                Additional                                     Other        Share-
                                     Common       Paid-In      Retained       Treasury     Comprehensive   holders'
                                      Stock       Capital      Earnings        Stock       Income (Loss)    Equity
                                      -----       -------      --------        -----       ------------     ------
Balance at January 1, 2000         $     750     $    4,000    $   22,947    $       -      $  (1,714)    $  25,983

Net income                                 -              -           543            -              -           543

Unrealized net loss securities
  available-for-sale, net of reclassi-
  fication and tax effects                 -              -             -            -           (431)         (431)
                                                                                                          ----------

Comprehensive income                                                                                            112

Purchase of 87,719
  treasury shares                          -              -             -       (5,000)             -        (5,000)
                                   ---------     ----------    ----------    ----------     ---------     ----------

Balance at March 31, 2000          $     750     $    4,000    $   23,490    $  (5,000)     $  (2,145)    $  21,095
                                   =========     ==========    ==========    ==========     ==========    =========


Balance at January 1, 2001         $     750     $    4,000    $   23,052    $  (5,000)     $    (219)    $  22,583

Net income                                 -              -           478            -              -           478

Unrealized net gain on securities
  available-for-sale, net of reclassi-
  fications and tax effects                -              -             -            -          1,010         1,010
                                                                                                          ---------

Comprehensive income                                                                                          1,488
                                   ---------     ----------    ----------    ---------      ---------     ---------

Balance at March 31, 2001          $     750     $    4,000    $   23,530    $  (5,000)     $     791     $  24,071
                                   =========     ==========    ==========    =========      =========     =========



-------------------------------------------------------------------------------------------------------------------

           See accompanying notes to condensed financial statements.

                  FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------

                                                                                          2001          2000
                                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $       478    $       543
     Adjustments to reconcile net income to net cash
       from operating activities
         Change in deferred loan fees                                                         (2)             1
         Provision for loan losses                                                            90             90
         Depreciation and amortization                                                        71             73
         Premium amortization on securities, net                                              (4)            19
         Net real estate loans originated for sale                                           (12)         1,720
         (Gain) Loss on loan sales                                                           (39)            18
         Loss on sale of other real estate owned                                              14             14
         Change in interest receivable and other assets                                      186            301
         Change in interest payable and other liabilities                                   (431)          (419)
                                                                                     -----------    -----------
              Net cash from operating activities                                             351          2,360

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities                                               10,747            304
     Purchases of securities available-for-sale                                           (3,329)          (714)
     Net change in loans receivable                                                        2,594          2,484
     Proceeds from sale of other real estate owned                                           155             40
     Proceeds from sale of bank premises                                                       -             15
     Property and equipment expenditures                                                     (18)           (48)
                                                                                     -----------    -----------
         Net cash from investing activities                                               10,149          2,081

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in deposits                                                                   (4,492)        (4,775)
     Change in federal funds purchased                                                         -          5,000
     Change in securities sold under agreements
       to repurchase                                                                        (703)        (4,823)
     Purchase of treasury stock                                                                -         (5,000)
     Dividends paid                                                                       (1,324)        (1,500)
                                                                                     -----------    -----------
         Net cash from financing activities                                               (6,519)       (11,098)
                                                                                     -----------    ------------

Change in cash and cash equivalents                                                        3,981         (6,657)

Cash and cash equivalents at beginning of period                                           6,971         13,243
                                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    10,952    $     6,586
                                                                                     ===========    ===========
---------------------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Table dollars in thousands)
                             March 31, 2001 and 2000


NOTE 1 - BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

During 2001, First Ottawa Bancshares, Inc. (Company) organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products. There was no significant activity at this subsidiary through March 31, 2001.

NOTE 2 - CAPITAL RATIOS

At the end of the period the Company and Bank's capital ratios were the same and were:


                                                                March 31, 2001              December 31, 2000
                                                                --------------              -----------------
                                                             Amount         Ratio          Amount         Ratio
                                                             ------         -----          ------         -----
     Total capital (to risk-weighted  assets)             $    24,438       19.5%      $    23,910        18.8%
     Tier I capital (to risk-weighted assets)                  22,633       18.1            22,609        17.8
     Tier I capital (to average assets)                        22,633       10.3            22,609        10.0

At March 31, 2001, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company's or Bank's category.

NOTE 3 - NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133 was adopted on January 1, 2001 and requires that all derivatives be recorded at fair value in the balance sheet, with changes in fair value reported in income. Adoption of this standard had no impact on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
                                                                              7.

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

CONSOLIDATED FINANCIAL CONDITION
Total assets at March 31, 2001 were $219.5 million compared to $225.0 million at December 31, 2000, a decrease of $5.5 million, or 2.4%. This decrease was the result of reductions in loans and securities held for sale. Loans were reduced by $2.7 million, despite a slight increase in commercial and agricultural loans of $2 million. Installment loans were reduced by $3.6 million due primarily to planned efforts to improve asset quality through adherence to more stringent underwriting standards for indirect automobile loans. Investments available for sale decreased by $5.8 million, due to bonds being called in the lower interest rate environment. Remaining cash available was reinvested in federal funds sold which totaled $3.9 million as of March 31, 2001.

Total equity was $24.1 million at March 31, 2001 compared to $22.6 million at December 31, 2000. This increase was the result of an increase in the market value of the Company's investment portfolio due to declining interest rates. In addition, net income of $478,000 contributed to this increase in total equity.

CONSOLIDATED RESULTS OF OPERATIONS
Net income for the first quarter of 2001 was $478,000, or 72 cents per share, a 12.0% decrease compared to $543,000, or 80 cents per share, in the first quarter of 2000. The annualized return on average assets was 0.87% in 2001 compared to 0.94% in 2000. The return on average equity decreased to 8.46% in 2001 from 9.60% in 2000.

NET INTEREST INCOME
Net interest income was $1,776,000 and $1,964,000 during the three months ended March 31, 2001 and 2000. The Company's net interest margin was 3.87% for the three months ended March 31, 2001, and 4.03% a year earlier. The decrease was due to a change in the mix of both assets and liabilities. On the asset side there was a slight shift from higher yielding loans to lower yielding securities, relatively speaking. Conversely, on the liability side there was a slight shift from lower cost transaction deposits to higher cost certificates of deposit and repurchase agreements.

--------------------------------------------------------------------------------

                                   (Continued)

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


PROVISION FOR LOAN LOSSES
The provision for loan losses remained unchanged at $90,000 in 2001 and 2000. As of March 31, 2001, the allowance for loan losses totaled $1.2 million, or 1.01% of total loans compared with 0.95% as of December 31, 2000. Nonaccrual loans increased from $467,000 at December 31, 2000 to $931,000 at March 31, 2001. Nonperforming loans also decreased $349,000 to $2,295,000 over the same period. The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company's market area and management's assessment of current collection risks within the loan portfolio.

NONINTEREST INCOME
The Company's noninterest income totaled $465,000 for the three months ended March 31, 2001 compared to $354,000 for the same period in 2000, an increase of $111,000. Service charges on deposit accounts increased $31,000, to $200,000 due primarily to re-pricing initiatives enacted as a result of cost and competitive analyses. Secondary mortgage origination fees increased due to an increased volume of loan originations. The Company realized a gain on the sale of loans of $39,000 during 2001 as contrasted to a loss of $18,000 for the same period in 2000.

NONINTEREST EXPENSE
The Company's noninterest expenses increased to $1,642,000 for the three months ended March 31, 2001 from $1,580,000 in 2000. Salaries and benefits increased $60,000, or 7.2%, to $895,000.


--------------------------------------------------------------------------------

                                  (Continued)

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given year. At March 31, 2001, cash and short-term investments totaled $11.0 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks and advances from the Federal Home Loan Bank.

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


--------------------------------------------------------------------------------

                                  (Continued)

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


SAFE HARBOR STATEMENT
This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in interest rates; general economic conditions; the legislative/regulatory situation; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


--------------------------------------------------------------------------------

                                  (Continued)

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

-------------------------------------------------------------------------------


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's overall interest rate sensitivity is demonstrated by net income analysis and "Gap" analysis. Net income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates. The tables below present the Company's projected changes in annualized net income for the various rate shock levels at March 31, 2001 and March 31, 2000.


                                ---------------------------------2001 NET INCOME---------------------------
                                    Amount                           Change                     Change
                                    ------                           ------                     ------
                                                             (Dollars in Thousands)
       +200 bp                  $      1,664                     $       (167)                   (9.1)%
          Base                         1,831                                -                       -
       -200 bp                         1,912                               81                     4.4%


                                ---------------------------------2000 NET INCOME---------------------------
                                    Amount                           Change                     Change
                                    ------                           ------                     ------
                                                             (Dollars in Thousands)
       +200 bp                  $      1,955                     $       (281)                    (12.6)%
          Base                         2,236                                -                       -
       -200 bp                         2,419                              183                       8.2%

As shown above, at March 31, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 9.1% or approximately $167,000. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 4.4% or approximately $81,000. Overall net income sensitivity is largely unchanged from March 31, 2000 to March 31, 2001.


--------------------------------------------------------------------------------
                                                                             12.

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------


                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          None

          Reports on Form 8-K

          None

--------------------------------------------------------------------------------
                                                                             13.

                 FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES


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


                            FIRST OTTAWA BANCSHARES, INC.
                            (Registrant)



                            /S/ JOACHIM J. BROWN
                            -----------------------------------------
                            Joachim J. Brown
                            President (Principal Executive Officer)




                            /S/ DONALD J. HARRIS
                            ----------------------------------------------------
                            Donald J. Harris
                            Executive Vice President, Cashier, and Trust Officer (Principal Financial Officer)


--------------------------------------------------------------------------------
                                                                             14.