Form 10-Q
period 2001-06-30
FIRST OTTAWA BANCSHARES INC
filed 2001-08-14
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ____________ to ______________

Commission file number 005-57237

FIRST OTTAWA BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701-705 LaSalle Street
Ottawa, Illinois	61350
(Address of principal executive offices)	(ZIP Code)

(815) 434-0044
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of July 31, 2001 the Registrant had outstanding 662,281 shares of common stock, $1.00 par value per share.

Form 10-Q Quarterly Report
Table of Contents

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS
Cash and cash equivalents	$6,151	$6,971
Certificates of deposit	2,000	-
Securities available-for-sale	94,682	92,445
Loans held for sale	846	693
Loans, less allowance for loan losses of $1,209 and $1,108	112,480	115,811
Bank premises and equipment, net	2,454	2,497
Interest receivable and other assets	5,936	6,590

Total assets	$224,549	$225,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$18,402	$20,538
NOW accounts	23,160	26,220
Money market accounts	8,587	8,941
Savings	16,869	16,794
Time, $100,000 and over	23,726	25,170
Other time	75,042	75,790

Total deposits	165,786	173,453

Federal funds purchased	5,750	-
Securities sold under agreements to repurchase	22,238	24,638
FHLB advances	4,000	-
Interest payable and other liabilities	3,001	4,333

Total liabilities	200,775	202,424

Shareholders' equity
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,000	4,000
Retained earnings	23,313	23,052
Treasury stock, at cost, 87,719 shares	(5,000)	(5,000)
Accumulated other comprehensive income (loss)	711	(219)

Total shareholders' equity	23,774	22,583

Total liabilities and shareholders' equity	$224,549	$225,007

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Interest income
Loans (including fee income)	$2,404	$2,623	$4,865	$5,270
Securities
Taxable	928	935	1,841	1,866
Exempt from federal income tax	369	437	811	873
Interest-bearing deposits	38	-	38	-
Federal funds sold	46	-	76	-

Total interest income	3,785	3,995	7,631	8,009

Interest expense
NOW account deposits	101	135	210	286
Money market deposit accounts	63	108	133	206
Savings deposits	81	92	162	194
Time deposits	1,403	1,379	2,870	2,756
Repurchase agreements	277	216	613	445
FHLB advances	30	-	30	-
Federal funds purchased	23	156	30	248

Total interest expense	1,978	2,086	4,048	4,135

NET INTEREST INCOME	1,807	1,909	3,583	3,874

Provision for loan losses	90	90	180	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,717	1,819	3,403	3,694
Noninterest income
Service charges on deposit accounts	226	180	426	349
Trust and farm management fee income	108	90	216	180
Other fees and commissions	175	151	333	246
Securities gains (losses), net	10	(4)	10	(4)

Total noninterest income	519	417	985	771
Noninterest expenses
Salaries and employee benefits	970	904	1,866	1,739
Occupancy and equipment expense	203	191	411	415
Data processing expense	129	125	265	259
Supplies	44	35	75	68
Advertising and promotions	26	43	52	85
Professional fees	104	60	169	126
Other expenses	270	285	551	531

Total noninterest expenses	1,746	1,643	3,389	3,224

INCOME BEFORE INCOME TAXES	490	593	999	1,241

Provision for income taxes	45	49	76	154

NET INCOME	$445	$544	$923	$1,087

Comprehensive income	$365	$294	$1,853	$406

Earnings per share	$0.67	$0.82	$1.39	$1.62

Average shares outstanding	662,281	662,281	662,281	671,956

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Six Months ended June 30, 2001 and 2000
(In thousands, except per share data)
(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders'
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2000	$750	$4,000	$22,947	$-	$(1,714)	$25,983

Net income	-	-	1,087	-	-	1,087

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	-	-	-	-	(681)	(681)

Comprehensive income	-	-	-	-	-	406

Cash dividends declared ($1 per share)	-	-	(662)	-	-	(662)

Purchase of 87,719 treasury shares	-	-	-	(5,000)	-	(5,000)

Balance at June 30, 2000	$750	$4,000	$23,372	$(5,000)	$(2,395)	$20,727

Balance at January 1, 2001	$750	$4,000	$23,052	$(5,000)	$(219)	$22,583

Net income	-	-	923	-	-	923

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	-	-	-	-	930	930

Comprehensive income	-	-	-	-	-	1,853

Cash dividends declared ($1 per share)	-	-	(662)	-	-	(662)

Balance at June 30, 2001	$750	$4,000	$23,313	$(5,000)	$711	$23,774

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2001 and 2000
(In thousands)
(Unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$923	$1,087
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	(3)	1
Provision for loan losses	180	180
Depreciation and amortization	141	150
Premium amortization on securities, net	(1)	34
Net real estate loans originated for sale	(39)	1,387
Loss (gain) on loan sales	(114)	13
Loss (gain) on sale of securities available-for-sale	(10)	4
Loss on sale of other real estate owned	15	18
Change in interest receivable and other assets	(3)	168
Change in interest payable and other liabilities	(671)	(275)

Net cash from operating activities	419	2,767

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	-	2,041
Proceeds from maturities of securities	20,709	505
Purchases of securities available-for-sale	(21,536)	(1,009)
Purchases of certificates of deposit	(2,000)	-
Net change in loans receivable	3,148	4,530
Proceeds from sale of other real estate owned	173	50
Proceeds from sale of bank premises	-	15
Property and equipment expenditures	(90)	(143)

Net cash from investing activities	404	5,989

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(7,667)	(5,473)
Change in federal funds purchased	5,750	(180)
Change in FHLB advances	4,000	-
Change in securities sold under agreements to repurchase	(2,400)	(3,580)
Purchase of treasury stock	-	(5,000)
Dividends paid	(1,325)	(1,500)

Net cash from financing activities	(1,642)	(15,733)

Change in cash and cash equivalents	(820)	(6,977)

Cash and cash equivalents at beginning of period	6,971	13,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,151	$6,266

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS
(Table dollars in thousands)
June 30, 2001 and 2000

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

During 2001, First Ottawa Bancshares, Inc. (Company) organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products.  There was no significant activity at this subsidiary through June 30, 2001.

NOTE 2 – CAPITAL RATIOS

At the end of the period the Company’s and Bank’s capital ratios were the same and were:

	June 30, 2001		December 31, 2000

	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,107	18.9%	$23,910	18.8%
Tier I capital (to risk-weighted assets)	22,898	18.0%	22,609	17.8%
Tier I capital (to average assets)	22,898	10.3%	22,609	10.0%

At June 30, 2001, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company's or Bank's categories.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” (“SAB 102”).  Due tothe recent issuance of this SAB, management is not able to comment in the June 30, 2001 Form 10-Q regarding the effect of this SAB.

In July 2001, the Financial Accounting Standards Board approved two standards, Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated.  The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report.

CONSOLIDATED FINANCIAL CONDITION
Total assets at June 30, 2001 were $224.5 million contrasted to $225.0 million at December 31, 2000, a decrease of $0.5 million, or .2%.  This decrease was the result of reductions in cash and due from banks, interest receivable and other assets, and loans, partially offset by an increase in securities available for sale.  Cash and due from banks was reduced $.8 million in the routine management of liquidity.  Interest receivable and other assets declined $.7 million.  Loans declined by $3.3 million primarily as a result of an enhanced commitment to asset quality and partially as a reflection of loan repayments exceeding new loan demand that met the credit standards of the Company.  The resulting funds of $4.8 million were deployed through purchases of securities available for sale and certificates of deposit held at other financial institutions.

Total equity was $23.8 million at June 30, 2001 compared to $22.6 million at December 31, 2000.  This increase was the result $.3 million additional retained earnings and an increase of $.9 million in the Company’s investment portfolio due to declining interest rates.

CONSOLIDATED RESULTS OF OPERATIONS
Net income for the second quarter of 2001 was $445,000, or $.67 per share, a 18.2% decrease compared to $544,000, or $.82 per share, in the second quarter of 2000.  The decrease in net income for the quarter was primarily a result of a decrease in net interest income of $102,000 and an increase of $103,000 in non-interest expense, partially offset by an increase of $102,000 in non-interest income.  The increase in non-interest expense resulted from increases in salaries and benefits expense of $66,000 and professional fees of $44,000, partially offset by a reduction in other expense of $25,000.

During the six months ended June 30, 2001, net income was $923,000, or $1.39 per share, compared to $1,087,000, or $1.62 per share during the first six months of 1999.  This 15.1% decrease in net income for the six month period is primarily due to a $291,000 decrease in net interest income, or 7.5%, and an increase in non-interest expense of $165,000, or 5.1%, partially offset by a decrease in income tax expense of $77,000, or 50.0%, and an increase in non-interest income of $214,000, or 27.8%. The annualized return on average assets was 0.83% in 2001 compared to .95% in 2000.   The return on average equity decreased to 8.04% in 2001 from 9.99% in 2000.

NET INTEREST INCOME
Net interest income was $1,807,000 and $1,909,000 during the three months ended June 30, 2001 and 2000.  Total interest income declined to $3,785,000 for the three months ended June 30, 2001 from $3,995,000 for the same period ended June 30, 2000.  This decrease was primarily the result of a decrease in interest income from loans to $2,405,000 for the three months ended June 30, 2001 from $2,623,000 for the same period a year earlier, an 8.3% decrease.   This decrease was partially mitigated by a similar decline in interest expense, $1,978,000 for the three months ended June 30, 2001 from $2,086,000 for the same period ended June 30, 2000, a 5.2% decrease.

Net interest income for the six months ended June 30, 2001 and 2000 was $3,583,000 and $3,874,000, respectively.  The Company’s net interest margin was 3.86% for the six months ended June 30, 2001 and 3.99% a year earlier.  The yield on average earning assets decreased to 7.74% for the six months ended June 30, 2001 from 7.80% for the same period ended June 30, 2000, a .06% decline.  This decrease was offset by a corresponding decrease in the interest paid as a ratio of average earning assets to 3.86% from 3.99% for the six months ended June 30, 2000, a .13% decrease.

PROVISION FOR LOAN LOSSES
The provision for loan losses remained unchanged at $90,000 in the second quarter of 2001 and 2000.  As of June 30, 2001, the allowance for loan losses totaled $1.2 million, or 1.06% of total loans which is an increase from .95% as of December 31, 2000.  Nonaccrual loans increased from $467,000 at December 31, 2000 to $801,000 at June 30, 2001.  Nonperforming loans, including nonaccrual loans, also increased $406,000 to $3,050,000 over the same period.  The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio.

NONINTEREST INCOME
The Company’s non-interest income totaled $519,000 for the three months ended June 30, 2001 compared to $417,000 for the same period in 2000, an increase of $102,000.  Service charges on deposit accounts increased $46,000, or 25.6%, to $226,000. Trust and farm management fee income increased $18,000 due to modest growth in trust relationships and estates under administration.  Other fees and commissions increased $24,000 to $175,000 largely due to an increase in mortgage banking income.

For the six months ended June 30, 2001, non-interest income increased $214,000 to $985,000.  Service charges on deposit accounts increased $77,000, or 22.1%, trust and farm management fee increased $36,000, or 20%, and other fees and commissions increased $87,000 for the reasons previously discussed.

NONINTEREST EXPENSE
The Company’s non-interest expenses increased to $1,737,000 for the three months ended June 30, 2001 from $1,643,000 for the same period in 2000.  Salaries and benefits increased $66,000, or 7.3%, to $970,000.  Increases in occupancy and equipment expense of $13,000, supplies expense of $9,000, data processing expense of $4,000, and $44,000 in professional fees were offset to some extent by declines in advertising and promotional expense of $17,000 and other expenses of $25,000.

For the six months ended June 30, 2001, non-interest expenses increased $155,000 to $3,379,000, or 4.8%, compared to the year earlier period.  Salaries and benefits increased $127,000, or 7.3%, to $1,866,000.  Occupancy and equipment expense, supplies expense, data processing, advertising and promotion expense, and other expense declined $14,000 in total due to a disciplined approach to cost controls.   Professional fees increased by $43,000.  The increase in professional fees is primarily due to more extensive outsourcing of formerly in-house functions. LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of funds are deposits and proceeds from principal and interest payments on loans and securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations.

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2001, cash and short-term investments totaled $6.2 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks and advances from the Federal Home Loan Bank.

IMPACT OF INFLATION AND CHANGING PRICES
The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operations of the Company is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

SAFE HARBOR STATEMENT
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions.  The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in interest rates; general economic conditions; the legislative/regulatory situation; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's overall interest rate sensitivity is demonstrated by net income analysis and "Gap" analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company's projected changes in annualized net income for the various rate shock levels at June 30, 2001 and June 30, 2000.

	2001 Net Income

	Amount	Change	Change

	(Dollars in Thousands)
+200 bp	$1,603	$(198)	(11.0)%
Base	1,801	-	-
–200 bp	1,911	110	6.1%

	2000 Net Income

	Amount	Change	Change

	(Dollars in Thousands)
+200 bp	$1,884	$(216)	(10.3)%
Base	2,100	-	-
–200 bp	2,280	180	8.6%

As shown above, at June 30, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net income by 11.0% or approximately $198,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 6.1% or approximately $110,000.  Overall net income sensitivity has decreased from June 30, 2000 to June 30, 2001.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: August 14, 2001	/S/ JOACHIM J. BROWN

Joachim J. Brown
President (Principal Executive Officer)

Date: August 14, 2001	/S/ DONALD J. HARRIS

Donald J. Harris
Executive Vice President, Cashier, and Trust Officer
(Principal Financial Officer)