Form 10-Q
period 2001-09-30
FIRST OTTAWA BANCSHARES INC
filed 2001-11-14
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ____________ to ______________

Commission file number 005-57237

FIRST OTTAWA BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701-705 LaSalle Street, Ottawa, Illinois	61350
(Address of principal executive offices)	(ZIP Code)

(815) 434-0044
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 14, 2001 the Registrant had outstanding 662,281 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$7,565	$6,971

Certificates of deposit	3,000	-
Securities available-for-sale	104,657	92,445
Loans held for sale	136	693
Loans, less allowance for loan losses of $1,181 and $1,108	109,696	115,811
Bank premises and equipment, net	2,607	2,497
Interest receivable and other assets	5,510	6,590

Total assets	$233,171	$225,007

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
Demand – non-interest-bearing	$22,677	$20,538
NOW accounts	22,540	26,220
Money market accounts	8,079	8,941
Savings	16,161	16,794
Time, $100,000 and over	19,369	25,170
Other time	75,610	75,790
Total deposits	164,436	173,453

Federal funds purchased	8,300	-
Securities sold under agreements to repurchase	28,250	24,638
FHLB advances	4,000	-
Interest payable and other liabilities	2,962	4,333
Total liabilities	207,948	202,424

Shareholders' equity
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,000	4,000
Retained earnings	23,835	23,052
Treasury stock, at cost, 87,719 shares	(5,000)	(5,000)
Accumulated other comprehensive income (loss)	1,638	(219)
Total shareholders' equity	25,223	22,583

Total liabilities and shareholders' equity	$233,171	$225,007

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income
Loans (including fee income)	$2,344	$2,619	$7,209	$7,888
Securities
Taxable	984	920	2,825	2,786
Exempt from federal income tax	365	418	1,176	1,291
Federal funds sold and other interest– bearing deposits	20	31	134	31
Total interest income	3,713	3,988	11,344	11,996

Interest expense
NOW account deposits	101	134	311	420
Money market deposit accounts	57	89	190	295
Savings deposits	81	91	243	285
Time deposits	1,343	1,509	4,213	4,265
Repurchase agreements	291	351	904	796
FHLB advances	45	-	75	-
Federal funds purchased	12	27	42	275
Total interest expense	1,930	2,201	5,978	6,336

NET INTEREST INCOME	1,783	1,787	5,366	5660

Provision for loan losses	60	90	240	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,723	1,697	5,126	5,390

Noninterest income
Service charges on deposit accounts	194	182	620	531
Trust and farm management fee income	108	90	324	270
Other fees and commissions	125	164	343	422
Gain (loss) on loan sales	74	(5)	188	(18)
Securities gains (losses), net	111	14	121	11
Total noninterest income	612	445	1,596	1,216

Noninterest expenses
Salaries and employee benefits	979	889	2,845	2,629
Occupancy and equipment expense	210	189	621	604
Data processing expense	122	127	386	386
Supplies	22	40	97	107
Advertising and promotions	33	41	84	127
Professional fees	83	65	253	191
Other expenses	258	265	809	795
Total noninterest expenses	1,707	1,616	5,095	4,839

INCOME BEFORE INCOME TAXES	628	526	1,627	1,767

Provision for income taxes	106	45	182	199

NET INCOME	$522	$481	$1,445	$1,568

Comprehensive income	$1,450	$1,416	$3,302	$1,822

Earnings per share	$0.79	$0.73	$2.18	$2.34

Average shares outstanding	662,281	662,281	662,281	668,708

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Nine Months ended September 30, 2001 and 2000

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders' Equity

Balance at January 1, 2000	$750	$4,000	$22,947	$-	$(1,714)	$25,983

Net income	-	-	1,568	-	-	1,568

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	-	-	-	-	254	254

Comprehensive income	-	-	-	-	-	1,822

Cash dividends declared ($1 per share)	-	-	(662)	-	-	(662)

Purchase of 87,719 treasury shares	-	-	-	(5,000)	-	(5,000)

Balance at September 30, 2000	$750	$4,000	$23,853	$(5,000)	$(1,460)	$22,143

Balance at January 1, 2001	$750	$4,000	$23,052	$(5,000)	$(219)	$22,583

Net income	-	-	1,445	-	-	1,445

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	-	-	-	-	1,857	1,857

Comprehensive income	-	-	-	-	-	3,302

Cash dividends declared ($1 per share)	-	-	(662)	-	-	(662)

Balance at September 30, 2001	$750	$4,000	$23,835	$(5,000)	$1,638	$25,223

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2001 and 2000

(In thousands)

(Unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,445	$1,568
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	(5)	(1)
Provision for loan losses	240	270
Depreciation and amortization	212	220
Premium amortization on securities, net	15	36
Net real estate loans originated for sale	745	1,263
Loss (gain) on loan sales	(188)	18
(Gain) on sale of securities available-for-sale	(121)	(11)
Loss on sale of other real estate owned	15	18
Change in interest receivable and other assets	111	(1,038)
Change in interest payable and other liabilities	(46)	132
Net cash from operating activities	2,423	2,475

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of securities available-for-sale	4,651	2,452
Proceeds from maturities of securities	36,854	1,640
Purchases of securities available-for-sale	(50,798)	(1,027)
Purchases of certificates of deposit	(3,000)	-
Net change in loans receivable	5,688	6,538
Proceeds from sale of other real estate owned	190	50
Proceeds from sale of bank premises	-	15
Property and equipment expenditures	(322)	(168)
Net cash from investing activities	(6,737)	9,500

CASH FLOWS FROM FINANCING ACTIVITIES

Change in deposits	(9,017)	(5,806)
Change in federal funds purchased	8,300	(7,130)
Borrowings from FHLB	4,000	-
Change in securities sold under agreements to repurchase	3,612	8,107
Purchase of treasury stock	-	(5,000)
Dividends paid	(1,987)	(2,162)
Net cash from financing activities	4,908	(11,991)

Change in cash and cash equivalents	594	(16)

Cash and cash equivalents at beginning of period	6,971	13,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,565	$13,227

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

September 30, 2001 and 2000

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include First Ottawa Bancshares, Inc. (“Bancshares”) and its wholly owned subsidiaries, First National Bank of Ottawa (“the Bank”) and First Ottawa Financial Corporation. The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

During 2001, First Ottawa Bancshares, Inc. (Company) organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products.  There was no significant activity at this subsidiary through September 30, 2001.

NOTE 2 – CAPITAL RATIOS

At the end of the period the Company’s and Bank’s capital ratios were the same and were:

	September 30, 2001		December 31, 2000
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$24,542	19.1%	$23,910	18.8%
Tier I capital (to risk-weighted assets)	23,361	18.1%	22,609	17.8
Tier I capital (to average assets)	23,361	10.4%	22,609	10.0

At September 30, 2001, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company's or Bank's categories.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, new accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets.  Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired.  Additional disclosures about intangible assets and goodwill may be required.  An initial goodwill impairment test is required during the first six months of 2002.  The Company does not expect this new guidance to have a material effect on the financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2001 were $233.2 million contrasted to $225.0 million at December 31, 2000, an increase of $8.2 million, or 3.6%.  This increase was the result of an increase in cash and due from banks, securities available for sale, and certificates of deposit held at other financial institutions, partially offset by reductions in interest receivable and other assets, and loans. Federal Funds purchased totaled $8.3 million at September 30, 2001, and a 9 month fixed rate advance of $4 million from the Federal Home Loan Bank was acquired. Interest receivable and other assets declined $1.1 million due primarily to a decrease in deferred taxes payable of $1 million.  Loans declined by $6.1 million primarily as a result of an enhanced commitment to asset quality and partially as a reflection of loan repayments exceeding new loan demand that met the credit standards of the Company.

The Company has entered into a contract to purchase real estate in Morris, Illinois with the intention of establishing a full service branch facility in that community. An extensive remodeling project of the main banking facility was commenced in the third quarter, with an estimated completion date prior to the end of the second quarter of 2002.

Total equity was $25.2 million at September 30, 2001 compared to $22.6 million at December 31, 2000.  This increase was the result of $800,000 additional retained earnings and an increase of $1.8 million in the Company’s investment portfolio due to declining interest rates.

The Company's Board of Directors has adopted a resolution authorizing the repurchase of up to $200,000 of the Company's common stock from time to time in open market or privately negotiated transactions.  The timing of the purchases and the actual number of common shares purchased will depend on market conditions.  This stock repurchase program will be implemented at the Company's discretion and will expire December 31, 2001.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2001 was $523,000, or $.79 per share, an 8.7% increase compared to $481,000, or $.73 per share, in the third quarter of 2000.  The increase in net income for the quarter was primarily a result of an increase in non-interest income of $167,000, partially offset by an increase of $91,000 in non-interest expense.  The increase in non-interest expense resulted from increases in salaries and benefits expense of $90,000, occupancy and equipment expense of $21,000 and professional fees of $19,000, and was partially offset by a reduction in data processing, supplies, advertising and other expense.

During the nine months ended September 30, 2001, net income was $1,445,000, or $ 2.18 per share, compared to $1,568,000, or $2.34 per share during the first nine months of 2000.  This 7.8% decrease in net income for the nine month period is primarily due to a $294,000 decrease in net interest income, or 5.2%, and an increase in non-interest expense of $256,000, or 5.3%, partially offset by a decrease in income tax expense of $17,000, or 8.5%, and an increase in non-interest income of $380,000, or 31.3%. The annualized return on average assets was .86% in 2001 compared to .92% in 2000.   The return on average equity decreased to 8.05% in 2001 from 9.65% in 2000.

NET INTEREST INCOME

Net interest income was $1,783,000 and $1,787,000 during the three months ended September 30, 2001 and 2000.  Total interest income declined to $3,713,000 for the three months ended September 30, 2001 from $3,988,000 for the same period ended September 30, 2000.  This decrease was primarily the result of a decrease in interest income from loans to $2,344,000 for the three months ended September 30, 2001 from $2,619,000 for the same period a year earlier, an 10.5% decrease.   This decrease was partially mitigated by a similar decline in interest expense, to $1,930,000 for the three months ended September 30, 2001 from $2,201,000 for the same period ended September 30, 2000, a 12.3% decrease.

Net interest income for the nine months ended September 30, 2001 and 2000 was $5,366,000 and $5,660,000, respectively.  The Company’s net interest margin was 3.79% for the nine months ended September 30, 2001 and 3.97% a year earlier.  The yield on average earning assets decreased to 7.59% or the nine months ended September 30, 2001 from 7.74% for the same period ended September 30, 2000, a .21% decline.  This decrease was offset by a corresponding decrease in the interest paid as a ratio of average earning assets declined to 83.9% from 85.6% for the nine months ended September 30, 2000, a 1.7% decrease.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $60,000 in the third quarter of 2001 and by $90,000 in  2000.  The decrease in the provision for the three months ended September 30, 2001, was due to the decrease in nonperforming loans and an overall decrease in the gross loan portfolio. As of September 30, 2001, the allowance for loan losses totaled $1,181,000, or 1.06% of total loans which is an increase from .95% as of December 31, 2000.  Nonaccrual loans increased from $467,000 at December 31, 2000 to $483,000 at September 30, 2001.  Nonperforming loans, including nonaccrual loans, decreased $752,000 to $1,892,000 over the same period.  The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio.

NONINTEREST INCOME

The Company’s non-interest income totaled $612,000 for the three months ended September 30, 2001 compared to $445,000 for the same period in 2000, an increase of $166,000.  Service charges on deposit accounts increased $12,000, or 6.6%, to $194,000. Trust and farm management fee income increased $18,000 due to modest growth in trust relationships and estates under administration.  Other fees and commissions increased $40,000 to $199,000 largely due to an increase in mortgage banking income.

For the nine months ended September 30, 2001, non-interest income increased $380,000 to $1,596,000.  Service charges on deposit accounts increased $89,000, or 16.8%, trust and farm management fee income increased $54,000, or 20.0%, and other fees and commissions increased $127,000 for the reasons previously discussed.

NONINTEREST EXPENSE

The Company’s non-interest expenses increased to $1,707,000 for the three months ended September 30, 2001 from $1,616,000 for the same period in 2000.  Salaries and benefits increased $90,000, or 10.1%, to $979,000.  Increases in occupancy and equipment expense of $21,000, and $18,000 in professional fees were offset to some extent by declines in advertising and promotional expense of $8,000 supplies expense of $18,000, data processing expense of $5,000, and other expenses of $7,000.

For the nine months ended September 30, 2001, non-interest expenses increased $256,000 to $5,095,000, or 5.3%, compared to the year earlier period.  Salaries and benefits increased $216,000, or 8.2%, to $2,845,000.  Occupancy and equipment expense, Supplies expense, data processing, advertising and promotion expense, and other expense declined $22,000 in total due to a disciplined approach to cost controls.   Professional fees increased by $62,000.  The increase in professional fees is primarily due to more extensive outsourcing of formerly in-house functions.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2001, cash and short-term investments totaled $7.6 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks and advances from the Federal Home Loan Bank.

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's overall interest rate sensitivity is demonstrated by net income analysis and "Gap" analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company's projected changes in annualized net income for the various rate shock levels at September 30, 2001 and September 30, 2000.

	2001 Net Income
	Amount	Change	Change
	(Dollars in Thousands)
+200 bp	$1,840	$(116)	(6.0)%
Base	1,956	-	-
–200 bp	2,051	95	4.8%

	2000 Net Income
	Amount	Change	Change
	(Dollars in Thousands)
+200 bp	$1,908	$(94)	(4.7)%
Base	2,002	-	-
–200 bp	2,096	94	4.7%

As shown above, at September 30, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net income by 6.0% or approximately $116,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 4.8% or approximately $95,000.  Overall net income sensitivity has increased from September 30, 2000 to September 30, 2001.

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

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.           OTHER INFORMATION

The Company's Board of Directors has adopted a resolution authorizing the repurchase of up to $200,000 of the Company's common stock from time to time in open market or privately negotiated transactions.  The timing of the purchases and the actual number of common shares purchased will depend on market conditions.  This stock repurchase program will be implemented at the Company's discretion and will expire December 31, 2001.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

November 14, 2001	/S/ JOACHIM J. BROWN
Joachim J. Brown
President (Principal Executive Officer)

November 14, 2001	/S/ DONALD J. HARRIS
Donald J. Harris
Executive Vice President, Cashier, and Trust Officer
(Principal Financial Officer)