Form 10-K405
period 2001-12-31
FIRST OTTAWA BANCSHARES INC
filed 2002-03-29
CIK 1099668

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 005-57237

FIRST OTTAWA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-4331185 (IRS Employer Identification No.)
701-705 LaSalle Street, Ottawa, Illinois (Address of principal executive offices)	61350 (zip code)

(815) 434-0044
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting shares held by non-affiliates of the Registrant is $26,976,246 as of March 21, 2002. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates" and that the last price known to management was a sale on January 24, 2002 of $51.00 per share.

        658,356 shares of common stock were outstanding as of March 21, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Parts II and IV are incorporated by reference from the Registrant's 2001 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2002.

        Except for those portions of the 2001 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1. Business.

        First Ottawa Bancshares, Inc. (the "Company") is a bank holding company for its wholly-owned subsidiary, First National Bank of Ottawa (the "Bank"), and the Bank's wholly owned subsidiary, First Ottawa Financial Corporation. The Company was organized during 1999 and on October 1, 1999 exchanged 100% of its common stock for 100% of the Bank's common stock. This exchange was accounted for as an internal reorganization. All references to the combined Company, unless otherwise indicated, at or before October 1, 1999, refer to the Bank. As of December 31, 2001, the Company had total assets of $233 million, total deposits of $165 million, loans, including loans held for sale, net of unearned income, of $108 million and total stockholders' equity of $23 million. For the year ended December 31, 2001, the Company had interest income of $15 million and net income of $2 million, which amounted to net income per share of $3.19.

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

        The Company is located in the City of Ottawa, Illinois (population 17,500) in LaSalle County in Illinois. A substantial portion of the Company's business is dependent upon the economic conditions in this market area. LaSalle County is the second largest county by area in the state of Illinois. Ottawa is located in northeastern Illinois approximately 80 miles southwest of Chicago and approximately 65 miles north of Bloomington. Ottawa may be accessed by Interstate 80; U.S. Route 6; State Routes 23 and 71; and recently completed Interstate 39, which is located 11 miles west of Ottawa. The city is also serviced by two railroads and the Ottawa Airport.

        Ottawa is the county seat of LaSalle County. Accordingly, many county, state, and other governmental offices are located in Ottawa.

        LaSalle County has a diverse economy with a balance in agriculture, transportation and industry. Grain terminals on the Illinois Deep Waterway at Ottawa provide a direct distribution point for agricultural products to overseas markets via the Gulf of Mexico and the St. Lawrence Seaway. LaSalle County annually ranks in the top 10 counties in Illinois for corn and soybean production. LaSalle County, the site of the largest producer of silica sand in the United States, has a diverse manufacturing sector which includes, in addition to the production of silica sand, the manufacture of residential glass, automotive and industrial belts and equipment, plastics, office supplies, and rubber products. Many of these companies conduct business in national and, in some instances, international markets.

        The Ottawa area is continuing to expand. Many developments have had a significant impact on the area economy, including a new County Office Building on the north edge of Ottawa and several new and expanded shopping center projects.

        The Company has purchased real estate in Morris, Illinois with the intention of establishing a full service branch facility in that community. However, management has not yet obtained construction cost estimates for the facility. In addition, an extensive remodeling project of the main banking facility was commenced on the third quarter of 2001, with an estimated completion date prior to the end of the second quarter of 2002.

        Lending Activities.    The Company relies on interest income from lending activities as a major source of revenue. The Company has a community bank focus—serving the credit needs of the local community. Because of this local focus, the Company has a flexible process for handling loan requests rather than being tied to rigid standards. The discussions below regarding lending policies reflect general guidelines and may vary on a case-by-case basis depending on the borrower's credit history and the type and size of loan. During the approval process for loans it originates, the Company assesses both the applicant's ability to repay the loan and the value of any collateral securing the loan. The Company verifies the applicant's ability to repay the loan by using credit reports, financial statements, confirmations, and other items, including appraisals.

        Ten loan officers have the authority to handle all lending activities of the Company. Each lending officer has authority to approve extensions of credit up to their individual lending limit. The Company has an Officers Loan Committee (consisting of Assistant Vice Presidents, Vice Presidents, the Senior Vice President, Executive Vice Presidents and the President of the Bank) which approves loans of up to $500,000. All loans between $500,000 and $1,000,000 are sent to the Director's Loan Committee for approval. The Director's Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans; formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs; and establishing interest rate and fee guidelines. All loans in excess of $1,000,000 are reviewed and approved by the Board of Directors. The Board of Directors also is responsible for directing and supervising the Director's Loan Committee, policy review, and oversight of the loan and investment functions of the Company. The Board of Directors also monitors the adequacy of the Company's loan loss reserves.

        Loan Portfolio Composition.    The Company's gross loan portfolio, including loans held for sale, totaled $110 million at December 31, 2001, representing 66% of the Company's total deposits at that date. The Company's loan portfolio at December 31, 2001 included $47 million for real estate purposes, $31 million for consumer purposes, and $29 million for commercial and agricultural purposes.

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

        All table amounts throughout the Form 10-K are in thousands except share and per share data.

        The following table presents the components of the Company's loan portfolio as of December 31 for each year shown.

	2001	2000	1999	1998	1997
Real estate loans	$47,322	$56,109	$59,560	$58,136	$57,491
Commercial and agricultural loans	29,361	16,266	15,222	15,013	12,910
Installment loans, net of unearned income	24,595	39,441	48,751	41,898	46,776
Home equity lines of credit	6,795	5,143	4,219	3,812	4,286

Total loans	108,073	116,959	127,752	118,859	121,463
Deferred loan fees	(40)	(40)	(46)	(58)	(37)

Loans, net of deferred loan fees	108,033	116,919	127,706	118,801	121,426
Allowance for loan losses	(1,109)	(1,108)	(1,059)	(1,029)	(800)

Loans, net	$106,924	$115,811	$126,647	$117,772	$120,626

Loans held for sale	$1,475	$693	$1,738	$563	$—

        Maturities (based on contractual terms) of the Company's commercial and construction loan portfolio at December 31, 2001 are summarized below:

	One Year or Less	One to Five Years	Over Five Years	Total
Commercial and agricultural	$10,418	$7,103	$11,620	$29,141
Real estate—construction	220	—	—	220

Total	$10,638	$7,103	$11,620	$29,361

        At December 31, 2001, of the total loans that mature in more than one year, $59.9 million, or 80.5%, bear interest at fixed rates and $14.5 million, or 19.5%, bear interest at variable rates.

        Consumer Loans.    Generally, three of the Company's ten lending officers process consumer installment loans. The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile loans and recreational vehicle loans, on both a direct and indirect basis. Consumer loans totaled approximately $31 million at December 31, 2001, or approximately 29% of the Company's total loan portfolio. Approximately 76.9% of the Company's consumer loans are automobile loans, and of these loans, approximately 86.1% are made indirectly by the Company through automobile dealers. The Company's consumer loans are fixed-rate loans with final maturities of five years or less. At December 31, 2001, the Company had 24 consumer loans totaling $142,000 that were past due in excess of 90 days. The past due consumer loans totaled $1.2 million.

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

        Commercial and Agricultural.    At December 31, 2001, the Company's commercial and agricultural non-real estate loans totaled $29 million or approximately 28% of the total loan portfolio of the Company. The primary lending area of the Company is within a five-mile radius of the Company's offices. The majority of agricultural and commercial non-real estate loans are written for one to five years, may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. The fixed rate generally is established by the Company's Real Estate Department after considering the cost of funds to the Company as well as the rates of competing institutions. The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal. Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary greatly from monthly, quarterly, semi-annually, and annually. At December 31, 2001, the Company had 4 commercial non-real-estate loans totaling $175,000 past due in excess of 90 days. There were no agricultural non-real-estate loans at December 31, 2001 that were past due in excess of 90 days.

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

        Real Estate Lending.    The Company's primary real estate lending consists of residential loans with a small portion in agricultural and commercial real estate loans. Real estate loans at December 31, 2001 totaled approximately $47 million or approximately 44% of the Company's total loan portfolio. All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer. A credit investigation is performed and an analysis of the borrower's ability to repay is conducted. Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company's suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan. Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher. With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing. Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real-estate loans.

        The Company's residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan. The Company's fixed-rate loans with biweekly payments account for approximately 18.7% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25-year loans in approximately 18.9 years. The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation ("Freddie Mac") and private investors. These loans are underwritten to meet all Freddie Mac requirements. The Company no longer retains servicing rights on loans sold into the secondary market. At December 31, 2001, mortgage loans serviced for the secondary market totaled approximately $14.3 million.

        At December 31, 2001, the Company had 16 real estate mortgage loans totaling $930,000 past due in excess of 90 days.

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

        At December 31, 2001, the Company had 179 loans delinquent for 30 to 90 days in an aggregate principal amount of $3.7 million and representing 3.5% of the total loan portfolio. At December 31, 2001, the Company had 63 loans totaling $1.2 million delinquent for more than 90 days.

        It is the Company's policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Interest on these loans is credited to income only when the collection of principal has been reasonably assured and only to the extent interest payments are received. If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status. At December 31, 2001, there were 21 loans totaling $387,000 on nonaccrual status.

        As a result of economic conditions and other factors beyond the Company's control, the Company's future loss and delinquency experience cannot be predicted with certainty.

        The nonperforming assets of the Company as of December 31 are indicated below:

	2001	2000	1999	1998	1997
Non-accrual loans	$387	$467	$397	$299	$653
Loans ninety days past due and still accruing interest	860	2,177	1,543	1,140	349
Other real estate owned	—	169	113	94	43

Total nonperforming assets	$1,247	$2,813	$2,053	$1,533	$1,045

Nonperforming loans as a percentage of total loans, net of unearned income and deferred loan fees	1.17%	2.26%	1.52%	1.21%	.83%
Nonperforming assets as a percentage of total assets	.54	1.25	.85	.62	.43
Nonperforming loans as a percentage of the allowance for loan losses	112.44	238.63	183.19	139.84	125.25

        The effect of nonaccrual loans upon interest income is not deemed to be material by management. Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection. At December 31, 2001, there were no other loans classified as problem loans that were not included above. At December 31, 2001, there were no other assets classified as problem assets other than the loans shown above. Management also maintains a loans requiring attention report that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company's internal loan review or the loan committee. The total of loans requiring attention as of December 31, 2001 was $2.8 million.

        Allowance for Losses on Loans.    In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

        The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparisons to actual losses, peer group comparisons, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated losses based upon judgments different from those of management.

        In connection with assessing the allowance, loss factors are applied to various pools of outstanding loans. The Company segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, commercial real estate, agricultural, business, consumer, etc.) and risk gradings. Loss factors are derived using the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Commercial real estate and commercial business loans are individually evaluated for impairment and specific reserves are allocated as needed in accordance with Statement of Financial Accounting Standards No. 114.

        In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.

        The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming assets decreased by $1.6 million in 2001 after increasing by $760,000 during 2000. Management considered this information along with other portfolio trends in concluding on the adequacy of the allowance for loan losses at December 31, 2001. At December 31, 2001, the balance in the allowance was $1.1 million, or 1.01% of gross loans outstanding. Management has concluded that the allowance for loan losses is adequate at December 31, 2001.

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

        Loan loss experience for the five years ended December 31, 2001 is summarized as follows:

	2001	2000	1999	1998	1997
Balance at beginning of year	$1,108	$1,059	$1,029	$800	$779
Charge-offs
Real Estate	111	135	—	—	—
Commercial	35	39	121	123	221
Installment	254	341	351	231	341

Total charge-offs	400	515	472	354	562
Recoveries
Real Estate	4	—	—	—	—
Commercial	6	27	21	19	33
Installment	91	177	97	104	70

Total recoveries	101	204	118	123	103

Net charge-offs	299	311	354	231	459
Provision	300	360	384	460	480

Balance at end of year	$1,109	$1,108	$1,059	$1,029	$800

Net charge-offs to average total loans	..26%	..25%	..29%	..19%	..40%
Allowance for loan losses to total loans at year-end	1.03	.95	.83	.87	.66

        The Company's allocation of the allowance for loan losses as of December 31 is presented below:

	2001		2000		1999		1998		1997
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Real estate loans	$308	43.78%	$378	47.97%	$175	46.62%	$184	48.91%	$192	47.33%
Commercial and agricultural loans	380	27.62	291	13.91	458	11.92	371	12.63	240	10.63
Installment loans	287	28.60	297	38.12	328	41.46	333	38.46	342	42.04
Unallocated	134	N/A	142	N/A	98	N/A	141	N/A	26	N/A

Balance at end of year	$1,109	100.00%	$1,108	100.00%	$1,059	100.00%	$1,029	100.00%	$800	100.00%

Investment Activities

        The investment policies of the Company as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The policies provide the authority to invest in United States Treasury and federal agency securities, mortgage-backed securities, municipal securities, equity securities, and Certificates of Deposits.

        Approximately $15 million of the United States government agency notes held at December 31, 2001 are callable at the option of the issuer, which present prepayment risk to the Company.

        As of December 31, 2001, the Company had approximately $7.0 million invested in municipalities located within LaSalle County, Illinois.

        The Company purchased $3 million of Index Powered Certificates of Deposit during 2001. These deposits were placed with multiple issuers so that $2.1 million of the principal deposited is insured through the FDIC and the remaining $900,000 is collateralized with a letter of credit from the single issuing institution. Income on these holdings is being recognized monthly applying 90% of the difference of the average of monthly closing prices of the S&P 500 and the close of this index at the inception of the deposit. Income returns are not guaranteed for these instruments, however principal is guaranteed if held to maturity.

Securities Portfolio

        The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2001. The carrying amounts of the portfolio at December 31, 2001 are found in Note 2 to the financial statements included in the Annual Report to Stockholders.

	One Year or Less	Weighted Average Yield	One to Five Years	Weighted Average Yield	Five to Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasury securities	$—	—%	$1,580	5.53%	$—	—%	$—	—%	$1,580	5.53%
U.S. Government agencies	3,016	5.45	65,247	4.82	6,305	4.99	—	—	74,568	4.86
States and political subdivisions	2,021	7.95	10,167	8.32	2,657	7.65	3,769	6.95	18,614	7.74
Mortgage-backed securities and collateralized obligations (1)	—	—	5,030	7.32	—	—	—	—	5,030	7.32
Corporate bonds	—	—	2,614	5.85	—	—	—	—	2,614	5.85
Equity securities	1,913	N/A	—	—	—	—	—	—	1,913	N/A

Total securities	$6,950	6.58%	$84,638	5.43%	$8,962	5.80%	$3,769	6.95%	$104,319	5.56%

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

        The following shows the Company's average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2001			2000			1999
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate
Noninterest-bearing demand deposits	$18,782	11.3%	—%	$20,284	11.3%	—%	$20,686	10.8%	—%
Interest-bearing demand deposits	33,607	20.3	1.86	38,056	21.2	2.45	41,941	21.8	2.58
Savings accounts	16,654	10.1	1.96	17,928	10.0	2.04	19,710	10.3	2.47
Time deposits accounts	96,615	58.3	5.71	103,171	57.5	5.59	109,682	57.1	5.41

	$165,658	100.0%	4.40%	$179,439	100.0%	4.45%	$192,019	100.0%	4.38%

        The distribution of the major components of deposits as of December 31, 2001 and 2000 is summarized in the balance sheets included in the 2001 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2001:

	Balance	Percentage
Maturity
Three months or less	$7,398	36.1%
Over three months to six months	3,515	17.2
Over six months to one year	3,220	15.7
Over one year	6,346	31.0

Total	$20,479	100.0%

        Borrowings:    The Company's other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2001	2000	1999
Balance at December 31	$30,849	$24,638	$18,665
Weighted average interest rate during the year	4.16%	6.06%	4.51%
Weighted average interest rate at the end of the year	2.31%	6.10%	5.43%
Maximum month-end balance	$33,203	$26,772	$18,665
Average balance for the year	27,062	19,111	11,690

Trust

        The Company's trust department primarily services LaSalle County and surrounding counties. At December 31, 2001, the trust department had 325 trust accounts under management, 282 of which were discretionary accounts. The trust department provides a full complement of asset management services for personal trusts, estates, and agencies. The trust department had assets under management of approximately $46.4 million at December 31, 2001, of which $43.1 million was in discretionary accounts.

        The Company, in conjunction with its trust department, also provides farm management services. At December 31, 2001, the department managed 45 farms. The department manages or directs approximately 8,109 acres of farmland in LaSalle County, Illinois and surrounding counties.

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

Tender Offers

        On January 20, 2000, the Company concluded a tender offer by acquiring 86,373 common shares at $57 per share for an aggregate purchase price of $4.9 million. On March 30, 2000, the Company concluded an odd-lot tender offer by acquiring 1,346 common shares at $57.00 per share for an aggregate purchase price of $77,000. On December 31, 2001, the Company concluded a tender offer by acquiring 3,925 common shares for an aggregate purchase price of $196,000.

Supervision and Regulation

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

        The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

Recent Regulatory Developments

        The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and the Bank.

The Company

        General.    The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

        Investments and Activities.    Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

        The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies or financial holding companies. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

        Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

        Capital Requirements.    Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

        The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

        As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

        Dividends.    The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

        Federal Securities Regulation.    The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

        General.    The Bank is a national bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is a member of the Federal Reserve System. As a BIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

        Deposit Insurance.    As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        During the year ended December 31, 2001, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

        The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

        FICO Assessments.    Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's

predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

        Supervisory Assessments.    All national banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2001, the Bank paid supervisory assessments totaling $168,000.

        Capital Requirements.    The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "—The Company—Capital Requirements").

        The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

        Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the OCC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

        Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

        As of December 31, 2001: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under the OCC's capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by OCC regulations.

        Dividends.    The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

        The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of December 31, 2001, the bank was not able to be pay additional dividends to the Company. The banking regulators may prohibit the future payment of any dividends by the Bank if such payment is deemed to constitute an unsafe or unsound practice.

        Insider Transactions.    The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

        Safety and Soundness Standards.    The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

        In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

        Branching Authority.    National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

        Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois permits interstate mergers, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

        Financial Subsidiaries.    Under Federal law and OCC regulations, national banks are authorized to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except: (i) insurance underwriting; (ii) real estate development or real estate investment activities (unless otherwise permitted by law); (iii) insurance company portfolio investments; and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Bank has neither applied for nor received approval to establish any financial subsidiaries.

        Federal Reserve System.    Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Employees.

        As of December 31, 2001, the Company had 89 employees, consisting of 75 full-time employees and 14 part-time employees. None of the employees are subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Item 2. Properties

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

        The Company purchased real estate in Morris, Illinois with the intention of establishing a full service branch facility in that community. However, management has not yet obtained construction cost estimates for the facility. In addition, an extensive remodeling project of the main banking facility was commenced in the third quarter of 2001, with an estimated completion date prior to the end of the second quarter of 2002. The Company believes that its facilities are otherwise adequate to serve its present needs. The main banking office and branch offices are owned by the Company in fee and are unencumbered.

Item 3. Legal Proceedings

        The Company is from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. The Company is not engaged in any legal proceedings of a material nature at the present time.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

        See page 32 of the 2001 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) which is incorporated herein by reference.

Item 6. Selected Financial Data

        The information set forth under the caption "Selected Consolidated Financial Data" on page 1 of the 2001 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 10 of the 2001 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" on page 8 of the 2001 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements of the Registrant and the Independent Auditors' Report as set forth on pages 11 through 31 of the 2001 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

Annual Report to Stockholders Page
Independent Auditors' Report	11
Consolidated Balance Sheets as of December 31, 2001 and 2000	12
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999	13
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999	14
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	15
Notes to the Consolidated Financial Statements	16
Parent Company Only Financial Statements	30

        The portions of the 2001 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers at the Registrant

        The information set forth under the captions "Information Regarding Nominees and Executive Officers" and "Section 16 Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement, relating to the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

        The information set forth under the caption "Executive Compensation" of the Registrant's Proxy Statement, relating to the 2002 Annual Meeting of Stockholders is incorporated herein by reference, except for the "Stockholder's Performance Table" and the "Board Compensation Committee's Report on Compensation", which are not hereby incorporated.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement, relating to the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Relationships and Related Transactions" of the Registrant's Proxy Statement, relating to the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

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

  3(i)
  Certificate of Incorporation of First Ottawa Bancshares, Inc.

  3(ii)
  By-Laws of First Ottawa Bancshares, Inc.

  10.1
  Employment Agreement for J. Brown*

  10.2
  Severance Agreement with Donald J. Harris*

  13.1
  Annual Report to Stockholders

  21.1
  Subsidiaries

  24.1
  Power of Attorney

* Indicates management contract or compensation plan or arrangement.

SIGNATURE

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC
By:	/s/ JOACHIM BROWN Joachim Brown President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ DONALD J. HARRIS Donald J. Harris Principal Financial Officer

Date: March 25, 2002

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOACHIM BROWN Joachim Brown	Director and President/Chief Executive Officer	March 25, 2002
BRADLEY J. ARMSTRONG* Bradley J. Armstrong*	Director	March 25, 2002
/s/ JOHN L. CANTLIN* John L. Cantlin*	Director	March 25, 2002
/s/ PATTY P. GODFREY* Patty P. Godfrey*	Director	March 25, 2002
/s/ THOMAS E. HAEBERLE* Thomas E. Haeberle*	Director	March 25, 2002
/s/ DONALD J. HARRIS* Donald J. Harris*	Director and Executive Vice President, Cashier and Trust Officer/Chief Operating Officer	March 25, 2002
/s/ ERIKA S. KUIPER* Erika S. Kuiper*	Director	March 25, 2002
/s/ THOMAS P. ROONEY* Thomas P. Rooney*	Director	March 25, 2002
/s/ WILLIAM J. WALSH* William J. Walsh*	Director	March 25, 2002
* By: /s/ JOACHIM BROWN Joachim Brown	Individually and as Attorney-in-Fact	March 25, 2002

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc.	the Company's annual report on Form 10-K for the year ending December 31, 1999
3(ii)	By-Laws of First Ottawa Bancshares, Inc. (as amended)		X
10.1	Employment Agreement for J. Brown	the Company's annual report on Form 10-K for the year ending December 31, 1999
10.2	Severance Agreement with Donald J. Harris		X
13.1	2001 Annual Report to Stockholders		X
21.1	Subsidiaries		X
24.1	Power of Attorney		X

E-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
PART II
PART III
PART IV
SIGNATURE
EXHIBIT INDEX