Form 10-Q
period 2002-03-31
FIRST OTTAWA BANCSHARES INC
filed 2002-05-15
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from                       to

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒    No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 14, 2002, the Registrant had outstanding 658,356 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2002	December 31, 2001

ASSETS

Cash and cash equivalents	$5,457	$7,933
Certificates of deposit	3,250	3,100
Securities available-for-sale	100,737	104,319
Loans held for sale	651	1,475
Loans, less allowance for loan losses of $1,109 and $1,126	106,549	106,924
Premises and equipment, net	4,002	2,839
Due from broker	—	477
Interest receivable and other assets	5,566	5,498

Total assets	$226,212	$232,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Demand – non-interest-bearing	$19,621	$21,437
NOW accounts	26,017	23,835
Money market accounts	8,801	8,554
Savings	18,640	16,860
Time, $100,000 and over	18,571	20,479
Other time	70,186	74,102
Total deposits	161,836	165,267

Federal funds purchased	2,700	5,050
Securities sold under agreements to repurchase	32,397	30,849
Borrowings	4,200	4,200
Interest payable and other liabilities	1,973	4,292
Total liabilities	203,106	209,658

Shareholders’ equity
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,000	4,000
Retained earnings	23,700	23,178
Treasury stock, at cost, 91,644 shares	(5,196)	(5,196)
Accumulated other comprehensive income (loss)	(148)	175
Total shareholders’ equity	23,106	22,907

Total liabilities and shareholders’ equity	$226,212	$232,565

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2002 and 2001

(In thousands, except share and per share data)

(Unaudited)

	2002	2001
Interest income
Loans (including fee income)	$2,055	$2,460
Securities
Taxable	1,058	932
Exempt from federal income tax	228	423
Certificates of deposit	10	—
Federal funds sold	1	30
Total interest income	3,352	3,845

Interest expense
NOW account deposits	75	109
Money market deposit accounts	41	71
Savings deposits	80	80
Time deposits	1,180	1,467
Repurchase agreements	158	336
Federal funds purchased	15	6
Borrowings	29	—
Total interest expense	1,578	2,069

Net interest income	1,774	1,776

Provision for loan losses	30	90

Net interest income after provision for loan losses	1,744	1,686

Noninterest income
Service charges on deposit accounts	183	200
Trust and farm management fee income	114	108
Other income	193	157
Total noninterest income	490	465

Noninterest expenses
Salaries and employee benefits	963	905
Occupancy and equipment expense	200	208
Data processing expense	117	135
Supplies	31	31
Advertising and promotions	24	26
Professional fees	88	66
Other expenses	195	271
Total noninterest expenses	1,618	1,642

Income before income taxes	616	509

Provision for income taxes	94	31

Net income	$522	$478

Comprehensive income	$199	$1,488

Earnings per share	$0.79	$0.72

Average shares outstanding	658,356	662,281

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2002 and 2001

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2001	$750	$4,000	$23,052	$(5,000)	$(219)	$22,583

Net income	—	—	478	—	—	478

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	1,010	1,010

Comprehensive income	—	—	—	—	—	1,488

Balance at March 31, 2001	$750	$4,000	$23,530	$(5,000)	$791	$24,071

Balance at January 1, 2002	$750	$4,000	$23,178	$(5,196)	$175	$22,907

Net income	—	—	522	—	—	522

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(323)	(323)

Comprehensive income	—	—	—	—	—	199

Balance at March 31, 2002	$750	$4,000	$23,700	$(5,196)	$(148)	$23,106

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2002 and 2001

(In thousands)

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$522	$478
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	(1)	(2)
Provision for loan losses	30	90
Depreciation and amortization	75	71
Premium amortization on securities, net	25	(4)
Net change in loans held for sale	832	(12)
Gain on loan sales	(8)	(39)
Loss on sale of other real estate owned	—	14
Change in interest receivable and other assets	170	186
Change in interest payable and other liabilities	(995)	(431)
Net cash from operating activities	650	351

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of securities	3,544	10,747
Purchases of securities available-for-sale	—	(3,329)
Purchases of certificates of deposit	(150)	—
Net change in loans receivable	271	2,594
Proceeds from sale of other real estate owned	—	155
Property and equipment expenditures	(1,234)	(18)
Net cash from investing activities	2,431	10,149

CASH FLOWS FROM FINANCING ACTIVITIES

Change in deposits	(3,431)	(4,492)
Change in federal funds purchased	(2,350)	—
Change in securities sold under agreements to repurchase	1,548	(703)
Dividends paid	(1,324)	(1,324)
Net cash from financing activities	(5,557)	(6,519)

Change in cash and cash equivalents	(2,476)	3,981

Cash and cash equivalents at beginning of period	7,933	6,971

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,457	$10,952

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2002 and 2001

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include First Ottawa Bancshares, Inc. and its wholly owned subsidiary, First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation (together refferred to as the “Company”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

During 2001, the Bank organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products.  There was no significant activity at this subsidiary through March 31, 2002.

NOTE 2 – CAPITAL RATIOS

At the end of the period the Company’s and Bank’s capital ratios were the same and were:

	March 31, 2002		December 31, 2001
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,205	18.7%	$23,848	18.6%
Tier I capital (to risk-weighted assets)	23,079	17.8%	22,739	17.6%
Tier I capital (to average assets)	23,079	10.1%	22,739	10.1%

At the end of the period, the Company’s and the Bank’s capital ratios were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 3 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At March 31, 2002, the Company had $1.2 million of certificates of deposit, which mature in 2006, and in conjunction with it pays the Federal Home Loan Bank a weighted average interest rate of 3.89% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $3,150,000 of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in other assets and the fair value adjustment is included in interest income.  At March 31, 2002, the fair value was estimated to be $10,000.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, new accounting guidance was issued that, beginning in 2002, revised the accounting for goodwill and intangible assets.  Intangible assets with indefinite lives and goodwill are no longer amortized, but are periodically reviewed for impairment and written down if impaired.  Additional disclosures about intangible assets and goodwill may be required.  An initial goodwill impairment test is required during the first six months of 2002.  The new guidance did not have a material effect on the financial statements of the Company, as the Company has no recorded goodwill at January 1, 2002.

A new accounting standard dealing with asset retirement obligations will apply for 2003.  The Company does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets.  The effect of this on the financial position and results of operations of the Company is not expected to be material.

FIRST OTTAWA BANCSHARES INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2002 were $226.2 million contrasted to $232.6 million at December 31, 2001, a decrease of $6.4 million, or 2.7%.  This decrease was the result of a decrease in cash and due from banks, securities available for sale, and loans held for sale, partially offset by modest increases in interest receivable and other assets, certificates of deposits at other financial institutions and bank premises and equipment. Cash and due from banks decreased $2.5 million as a result of a reduction in the balance due from the Federal Reserve Bank at March 31, 2002.  Securities available for sale decreased by  $3.6 million, primarily as a result of the decrease in the market value of the securities portfolio and maturities of securities during the quarter.  Loans held for sale decreased by  $824,000 due to sales in excess of originations during the first three months of the year.

The Company has purchased real estate in Morris, Illinois with the intention of establishing a full service branch facility in that community. An extensive remodeling project of the main banking facility was commenced in the third quarter of 2001, with an estimated completion date prior to the end of the second quarter of 2002. As a result, bank premises and equipment has increased $1.2 million, or 41.0% since December 31, 2001.  Management estimates additional expenditures for these two properties will be approximately $946,000.

Total liabilities at March 31, 2002 were $203.1 million compared to $209.7 million at December 31, 2001, a decrease of $6.6 million, or 3.1%. This decrease was a result of  a decrease in deposits, federal funds purchased and other liabilities, partially offset by an increase in repurchase agreements.  Deposits decreased by $3.5 million,  from $165.3 million at December 31, 2001, to $161.8 million at March 31, 2002, due to reductions in offered rates on time deposits.  Federal funds purchased totaled $2.7 million at March 31, 2002, a $2.3 million reduction from December 31, 2001. Other liabilities decreased by $2.3 million due to the reduction of dividends payable of $1.3 million as of December 31, 2001 and decreases in interest payable due to the decline in deposit balances and deposit interest rates during the quarter ended March 31, 2002.  Securities sold under agreements to repurchase increased $1.5 million to $32.4 million as of March 31, 2002. This increase was due primarily to an agreement with a local municipality.

Total equity was $23.1 million at March 31, 2002 compared to $22.9 million at December 31, 2001.  This increase was the result of $522,000 additional retained earnings from net income for the quarter ended March 31, 2002 and an increase of $323,000, net of tax, in the Company’s investment portfolio due to increasing interest rates.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2002 was $522,000, or $.79 per share, a 9.2% increase compared to $478,000, or $.72 per share, in the first quarter of 2001.  The increase in net income for the quarter was primarily the result of a modest increase in non-interest income of $25,000, a decrease in non-interest expense of $24,000, and a decrease in the provision for loan losses of $60,000.  These changes were partially offset by a $63,000 increase in the provision for income taxes.  This increase in the Company’s tax provision reflected both an increase in pre-tax income and a migration from tax exempt to taxable investments held in the securities portfolio.

The annualized return on average assets was .93% in 2002 compared to .87% in 2001.   The return on average equity increased to 9.00% in 2002 from 8.46% in 2001.

NET INTEREST INCOME

Net interest income was $1.8 million for the three months ended March 31, 2002 and 2001.  Total interest income declined to $3.4 million for the three months ended March 31, 2002 from $3.8 million for the same period ended March 31, 2001.  This decrease was primarily the result of a decrease in interest income from loans to $2.1 million for the three months ended March 31, 2002 from $2.5 million for the same period a year earlier, a 16.5% decrease.   This decrease was mitigated by a similar decline in interest expense, to $1.6 million for the three months ended March 31, 2002 from $2.1 million for the same period ended March 31, 2001, a 23.7% decrease.

The Company’s net interest margin was 3.59% for the three months ended March 31, 2002 and 3.87% a year earlier.  The yield on average earning assets decreased to 6.42% for the three months ended March 31, 2002 from 7.75% for the same period ended March 31, 2001, a 133 basis point decline.  This decrease was partially offset by a corresponding decrease in the cost of funds to 3.52% from 4.77% paid for the same period ended March 31, 2001, a 125 basis point decline. These decreases were reflective of  the declining rate environment throughout 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $60,000 in the first quarter of 2002 compared to the same period in 2001. The decrease in the provision for the three months ended March 31, 2002, was due primarily to the decrease in nonperforming loans and an overall decrease in the gross loan portfolio. As of March 31, 2002, the allowance for loan losses totaled $1.1 million, or 1.04% of total loans, which is an increase from 1.01% as of December 31, 2001.  Nonaccrual loans decreased from $387,000 at December 31, 2001 to $306,000 at March 31, 2002.  Nonperforming loans, including nonaccrual loans, decreased $292,000 to $955,000 over the same period.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses is adequate at March  31, 2002. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s non-interest income totaled $490,000 for the three months ended March 31, 2002 compared to $465,000 for the same period in 2001, an increase of $25,000 or 5.4%.  Service charges on deposit accounts decreased $17,000, or 8.5%, to $183,000. Trust and farm management fee income increased $6,000 due to modest growth in trust relationships and estates under administration.  Other income increased $36,000 to $193,000, largely due to an increase in mortgage banking income and income related to bank owned life insurance.

NONINTEREST EXPENSE

The Company’s non-interest expense was $1.6 million for the three months ended March 31, 2002 and 2001.  Salaries and benefits increased $58,000, or 6.4%, to $963,000.  Decreases in occupancy and equipment expense of $8,000, data processing expense of $18,000, and other expenses of $76,000 were offset to some extent by an increase in professional fees of $22,000. The increase in professional fees continues to be primarily due to more extensive outsourcing of formerly in-house functions for internal audit and loan review services.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, repurchase agreements, and proceeds from principal and interest payments on loans and securities.  While maturities and scheduled amortization of loans and securities and calls of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At March 31, 2002, cash and short-term investments totaled $5.5 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and American National Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2002:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Federal funds purchased	$2,700	$2,700	$—	$—	$—
Securities sold under agreements to repurchase	32,397	32,397	—	—	—
FHLB advances	4,000	4,000	—	—	—
Note payable	200	200	—	—	—
	$39,297	$39,297	$—	$—	$—

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years

Lines of credit(1)	$13,505	$7,370	$388	$709	$5,038
Standby letters of credit(1)	341	16	325	—	—
Other commitments to extend credit(1)	—	—	—	—	—
	$13,846	$7,386	$713	$709	$5,038

(1)  Represents amounts committed to customers.

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

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•                       The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•                       The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

•                       The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•                       The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•                       The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•                       The inability of the Company to obtain new customers and to retain existing customers.

•                       The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•                       Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•                       The ability of the Company to develop and maintain secure and reliable electronic systems.

•                       The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•                       Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•                       Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

•                       The costs, effects and outcomes of existing or future litigation.

•                       Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•                       The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at March 31, 2002 and March 31, 2001.

	2002 Net Income
	Amount	Change	Change
		(Dollars in Thousands)

+200 bp	$2,126	$(311)	(12.8)%
Base	2,437	—	—
-200 bp	2,671	234	9.6%

	2001 Net Income
	Amount	Change	Change
		(Dollars in Thousands)

+200 bp	$1,664	$(167)	(9.1)%
Base	1,831	—	—
-200 bp	1,912	81	4.4%

As shown above, at March 31, 2002, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 12.8% or approximately $311,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net interest income by 9.6% or approximately $234,000. However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be acheivable.  Net income sensitivity has decreased since December 31, 2001, however, overall net income sensitivity has increased from March 31, 2001 to March 31, 2002.

PART II

ITEM 1	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2	CHANGES IN SECURITIES

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Dated: May 15, 2002	/S/ JOACHIM J. BROWN
Joachim J. Brown President (Principal Executive Officer)

Dated: May 15, 2002	/S/ DONALD J. HARRIS
Donald J. Harris
Executive Vice President, Cashier, and Trust Officer (Principal Financial Officer)