Form 10-Q/A
period 2001-06-30
FIRST OTTAWA BANCSHARES INC
filed 2002-08-08
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File Number 005-57237

First Ottawa Bancshares, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701-705 LaSalle Street
Ottawa, Illinois 61350
(Address of principal executive offices)(Zip Code)

(815) 434-0044
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

             Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of July 31, 2001, the Registrant had outstanding 662,281 shares of its common stock, $1.00 par value per share.

Explanatory Statement

The Registrant hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 to amend and restate, in its entirety, Item 4 to disclose the voting results for the maters voted upon at the Annual Meeting of Stockholders held on May 16, 2001.

ITEM 4.	Submission of Matters to a Vote of Securityholders

                At the Annual Meeting of Stockholders on May 16, 2001, Bradley J. Armstrong, Joachim J. Brown, John L. Cantlin, Patty P. Godfrey, Thomas E. Haeberle, Donald J. Harris, Erika S. Kuiper, Thomas P. Rooney, and William J. Walsh were elected to serve as directors until the 2002 Annual Meeting of Stockholders. The voting for each director was as follows:

1.                                       The election of directors for a one year term expiring in 2002.

NOMINEE	FOR	WITHHOLD
Bradley J. Armstrong	512,898	3,500
Joachim J. Brown	512,769	3,500
John L. Cantlin	512,898	3,500
Patty P. Godfrey	512,898	3,500
Thomas E. Haeberle	512,769	3,500
Donald J. Harris	533,013	3,500
Erika S. Kuiper	522,898	3,500
Thomas P. Rooney	512,898	3,500
William J. Walsh	512,898	3,500

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.

Date:	August 5, 2002	/s/ Joachim J. Brown
Joachim J. Brown
President (Principal Executive Officer)

Date:	August 5, 2002	/s/ Donald J. Harris
Donald J. Harris
Executive Vice President, Cashier and Trust Officer (Principal Financial Officer)