Form 10-Q
period 2002-06-30
FIRST OTTAWA BANCSHARES INC
filed 2002-08-14
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of July 31, 2002, the Registrant had outstanding 658,356 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIRIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS

Cash and cash equivalents	$4,922	$7,933

Certificates of deposit	6,567	3,100
Securities available-for-sale	102,777	104,319
Loans held for sale	767	1,475
Loans, less allowance for loan losses of $1,095 and $1,126	107,382	106,924
Bank premises and equipment, net	4,190	2,839
Due from broker	—	477
Interest receivable and other assets	5,127	5,498

Total assets	$231,732	$232,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Demand – non-interest-bearing	$20,387	$21,437
NOW accounts	25,542	23,835
Money market accounts	8,851	8,554
Savings	18,419	16,860
Time, $100,000 and over	19,050	20,479
Other time	70,017	74,102
Total deposits	162,266	165,267

Federal funds purchased	8,150	5,050
Securities sold under agreements to repurchase	28,883	30,849
Borrowings	4,600	4,200
Interest payable and other liabilities	3,261	4,292
Total liabilities	207,160	209,658

Shareholders’ equity
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,000	4,000
Retained earnings	23,525	23,178
Treasury stock, at cost, 91,644 shares	(5,196)	(5,196)
Accumulated other comprehensive income	1,493	175
Total shareholders’ equity	24,572	22,907

Total liabilities and shareholders’ equity	$231,732	$232,565

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIRIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income
Loans (including fee income)	$2,035	$2,404	$4,090	$4,865
Securities
Taxable	1,021	928	2,079	1,841
Exempt from federal income tax	237	369	465	811
Certificates of deposit	65	38	75	38
Federal funds sold	—	46	1	76
Total interest income	3,358	3,785	6,710	7,631

Interest expense
NOW account deposits	87	101	162	210
Money market deposit accounts	44	63	85	133
Savings deposits	85	81	165	162
Time deposits	1,053	1,403	2,233	2,870
Repurchase agreements	143	277	301	613
Borrowings	29	30	58	30
Federal funds purchased	22	23	37	30
Total interest expense	1,463	1,978	3,041	4,048

NET INTEREST INCOME	1,895	1,807	3,669	3,583

Provision for loan losses	30	90	60	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

1,865

1,717

3,609

3,403

Noninterest income
Service charges on deposit accounts	183	226	366	426
Trust and farm management fee income	114	108	228	216
Other income	176	175	369	333
Securities gains (losses), net	1	10	1	10
Total noninterest income	474	519	964	985

Noninterest expenses
Salaries and employee benefits	937	970	1,900	1,866
Occupancy and equipment expense	210	203	410	411
Data processing expense	106	129	223	265
Supplies	33	44	64	75
Advertising and promotions	25	26	49	52
Professional fees	124	104	212	169
Other expenses	282	270	477	551
Total noninterest expenses	1,717	1,746	3,335	3,389

INCOME BEFORE INCOME TAXES	622	490	1,238	999

Provision for income taxes	139	45	233	76

NET INCOME	$483	$445	$1,005	$923

Comprehensive income	$2,124	$365	$2,323	$1,853

Earnings per share	$0.73	$0.67	$1.53	$1.39

Average shares outstanding	658,356	662,281	658,356	662,281

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2002 and 2001

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2001	$750	$4,000	$23,052	$(5,000)	$(219)	$22,583

Net income	—	—	923	—	—	923

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	930	930

Comprehensive income						1,853

Cash dividends declared ($1 per share)	—	—	(662)	—	—	(662)

Balance at June 30, 2001	$750	$4,000	$23,313	$(5,000)	$711	$23,774

Balance at January 1, 2002	$750	$4,000	$23,178	$(5,196)	$175	$22,907

Net income	—	—	1,005	—	—	1,005

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	1,318	1,318

Comprehensive income						2,323

Cash dividends declared ($1 per share)	—	—	(658)	—	—	(658)

Balance at June 30, 2002	$750	$4,000	$23,525	$(5,196)	$1,493	$24,572

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2002 and 2001

(In thousands)

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,005	$923
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	(3)	(3)
Provision for loan losses	60	180
Depreciation and amortization	149	141
Premium amortization on securities, net	45	(1)
Net real estate loans originated for sale	727	(39)
Gain on loan sales	(19)	(114)
Gain on sale/call of securities available-for-sale	(1)	(10)
Loss on sale of other real estate owned	5	15
Change in interest receivable and other assets	363	(3)
Change in interest payable and other liabilities	(1,043)	(671)
Net cash from operating activities	1,288	419

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of securities available-for-sale	252	—
Proceeds from maturities of securities	7,230	20,709
Purchases of securities available-for-sale	(3,510)	(21,536)
Purchases of certificates of deposit	(3,467)	(2,000)
Net change in loans receivable	(590)	3,148
Proceeds from sale of other real estate owned	70	173
Property and equipment expenditures	(1,492)	(90)
Net cash from investing activities	(1,507)	404

CASH FLOWS FROM FINANCING ACTIVITIES

Change in deposits	(3,001)	(7,667)
Change in federal funds purchased	3,100	5,750
Proceeds from borrowings	400	4,000
Change in securities sold under agreements to repurchase	(1,966)	(2,400)
Dividends paid	(1,325)	(1,325)
Net cash from financing activities	(2,792)	(1,642)

Change in cash and cash equivalents	(3,011)	(820)

Cash and cash equivalents at beginning of period	7,933	6,971

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,922	$6,151

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

June 30, 2002 and 2001

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

During 2001, First Ottawa Bancshares, Inc. (Company) organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products.  There was no significant activity at this subsidiary through June 30, 2002.

NOTE 2 – CAPITAL RATIOS

At the end of the period,  the Company’s and Bank’s capital ratios were the same and were:

	June 30, 2002		December 31, 2001
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$23,991	18.2%	$23,848	18.6%
Tier I capital (to risk-weighted assets)	22,896	17.4%	22,739	17.6
Tier I capital (to average assets)	22,896	10.0%	22,739	10.1

At June 30, 2002, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 3 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At June 30, 2002, the Company had $1.5 million of certificates of deposit, which mature in 2006 and 2007, and in conjunction with it pays the Federal Home Loan Bank a weighted average interest rate of 3.11% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the resulting income or expense recorded in other income.

In addition to the above, the Company also purchased $3,600,000 of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006 and 2007.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in other assets and the fair value adjustment is included in other income.  At June 30, 2002, the fair value was estimated to be ($42,000).

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, new accounting guidance was issued that, beginning in 2002, revised the accounting for goodwill and intangible assets.  Intangible assets with indefinite lives and goodwill are no longer amortized, but are periodically reviewed for impairment and written down if impaired.  Additional disclosures about intangible assets and goodwill may be required.  An initial goodwill impairment test is required during the first six months of 2002.  The new guidance did not have a material effect on the financial statements of the Company, as the Company has no recorded goodwill at June 30, 2002.

A new accounting standard dealing with asset retirement obligations will apply for 2003.  The Company does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets.  The effect of this on the financial position and results of operations of the Company was not material.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2002 remained stable at $231.7 million, as contrasted to $232.6 million at December 31, 2001, a decrease of $0.9 million, or 0.4%.  This slight decrease was the result of a decrease in cash and due from banks, securities available for sale, and loans held for sale, partially offset by modest increases in interest receivable and other assets, certificates of deposits at other financial institutions and bank premises and equipment. Cash and due from banks decreased $3.0 million as a result of a reduction in the balance due from the Federal Reserve Bank at June 30, 2002.  Securities available for sale decreased by  $1.5 million, primarily as a result of maturities of securities and reinvestment in certificates of deposits.  Loans held for sale decreased by  $708,000 due to sales in excess of originations during the first six months of the year.

The Company has purchased real estate in Morris, Illinois with the intention of establishing a full service branch facility in that community. Construction on the facility will commence during the third quarter of 2002, with an anticipated completion date during the first quarter of 2003. An extensive remodeling project of the main banking facility was commenced in the third quarter of 2001, and was completed prior to the end of the second quarter of 2002. As a result, bank premises and equipment has increased $1.4 million, or 50.0%, since December 31, 2001.  Management estimates additional expenditures for the Morris property will be approximately $800,000.

Total liabilities at June 30, 2002 were $207.2 million compared to $209.7 million at December 31, 2001, a decrease of $2.5 million, or 1.2%. This decrease was the result of a decrease in deposits, repurchase agreements and other liabilities, partially offset by an increase in federal funds purchased and borrowings.  Deposits decreased by $3.0 million,  from $165.3 million at December 31, 2001, to $162.3 million at June 30, 2002, due to reductions in offered rates on time deposits.  Federal funds purchased totaled $8.1 million at June 30, 2002, a $3.1 million increase from December 31, 2001. Other liabilities decreased by $1.0 million due to the reduction of dividends payable of $667,000 and decreases in interest payable due to the decline in deposit balances and deposit interest rates during the period ended June 30, 2002.  Securities sold under agreements to repurchase decreased $1.9 million to $28.9 million as of June 30, 2002. This decrease was due primarily to a change in customer product offerings.

Total equity was $24.6 million at June 30, 2002 compared to $22.9 million at December 31, 2001.  This increase was the result of $346,000 of additional retained earnings from net income for the six month period ended June 30, 2002 and an increase of $1.3 million, net of tax, in the Company’s investment portfolio due to current market valuation.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2002 was $483,000, or $0.73 per share, an 8.5% increase compared to $445,000, or $.67 per share, in the second quarter of 2001.  The increase in net income for the quarter was primarily the result of an increase in net interest income of $88,000, a decrease of non-interest expense of $29,000, and a decrease in the provision for loan losses of $60,000.  These changes were partially offset by a decrease in non-interest income of $45,000 and by a $94,000 increase in the provision for income taxes.  This increase in the Company’s tax provision reflected both an increase in pre-tax income and a migration from tax exempt to taxable investments held in the securities portfolio.

During the six months ended June 30, 2002, net income was $1.01 million, or $1.53 per share, compared to $923,000, or $1.39 per share during the first six months of 2001.  This 9.4% increase in net income for the six month period was primarily due to an $86,000 increase in net interest income, or 2.4%, a decrease in the provision for loan losses of $120,000, and a decrease in non-interest expense of $54,000, or 1.6%. Increased net interest income was partially offset by a decrease in non-interest income of $21,000, or 2.1%, and an increase in income tax expense of $157,000, or 206.6%. This increase in the Company’s tax provision reflected both an increase in pre-tax income and a migration from tax exempt to taxable investments held in the securities portfolio.

The annualized return on average assets was .88% for the six months ended June 30, in 2002 compared to .83% in 2001.   The annualized return on average equity increased to 8.47% for the six months ended June 30, 2002 from 8.04% in 2001.

NET INTEREST INCOME

Net interest income was $1.9 and $1.8 million for the three months ended June 30, 2002 and 2001, respectively.  Total interest income declined to $3.4 million for the three months ended June 30, 2002 from $3.8 million for the same period ended June 30, 2001.  This decrease was primarily the result of a decrease in interest income from loans to $2.0 million for the three months ended June 30, 2002 from $2.4 million for the same period a year earlier, a 16.7% decrease.   This decrease was mitigated by a similar decline in interest expense, to $1.5 million for the three months ended June 30, 2002 from $2.0 million for the same period ended June 30, 2001, a 25% decrease.  Decreases in interest income and interest expense were due to decreases in interest rates and average balances during the first six months of 2002.

Net interest income for the six months ended June 30, 2002 and 2001 was $3.6 million. The Company’s net interest margin was 3.52% for the six months ended June 30, 2002 and 3.86% a year earlier.  The yield on average earning assets decreased to 6.34% for the six months ended

June 30, 2002 from 7.74% for the same period ended June 30, 2001, a decline of 140 basis points.  This decrease was partially offset by a corresponding decrease in the cost of funds to 3.34% from 3.86% paid for the same period ended June 30, 2001, a 52 basis point decline. These decreases were reflective of  the declining rate environment throughout 2001 and low rate environment which was sustained during  the first six months of 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $60,000 in the second quarter of 2002 compared to the same period in 2001. The decrease in the provision for the three months ended June 30, 2002, was due primarily to the decrease in nonperforming loans and an overall decrease in the gross loan portfolio. As of June 30, 2002, the allowance for loan losses totaled $1.0 million, or 1.0% of total loans, which is a decrease from $1.1 million as of December 31, 2001.  Nonaccrual loans decreased from $387,000 at December 31, 2001 to $306,000 at June 30, 2002.  Nonperforming loans, including nonaccrual loans, decreased $500,000 to $747,000 over the same period.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002.  A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices.  These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses was adequate at June  30, 2002. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s non-interest income totaled $474,000 for the three months ended June 30, 2002 compared to $519,000 for the same period in 2001, a decrease of $45,000 or 8.7%.  Service charges on deposit accounts decreased $43,000, or 19%, to $183,000, due to charge-offs of overdrawn demand accounts and a reduction in fees collected. Trust and farm management fee income increased $6,000 due to modest growth in trust relationships and estates under administration.  In addition, bank owned life insurance income increased $62,000, offset by $42,000 of expense from the derivative valuation of indexed powered certificates of deposit.

For the six months ended June 30, 2002, non-interest income decreased by 2.1% or $21,000 to $964,000.  Service charges on deposit accounts decreased $60,000, or 14.1%, trust and farm management fee increased $12,000, or 5.6%. Commissions from mortgage banking decreased $56,000 due to decreased origination volume, and other fees and commissions increased $36,000 due to an increase in trust fees and income related to bank owned life insurance.

NONINTEREST EXPENSE

The Company’s non-interest expense was  $1.7 million for the three months ended June 30, 2002 and 2001.  Other expense increased $12,000 to $282,000. Salaries and benefits decreased $33,000, or 3.4%, to $937,000.  Increases in occupancy and equipment expense of $7,000, and professional fees of $20,000 were offset by decreases in data processing expense of $23,000, and supplies of $11,000. Data processing expense decreased due to item processing and imaging that is now performed at the Bank.

For the six months ended June 30, 2002, non-interest expenses decreased $54,000 to $3.3 million, or 1.6%, compared to the year earlier period.  Salaries and benefits increased $34,000, or 1.8%, to $1.9 million.  Supplies expense, data processing, advertising and promotion expense declined $56,000 in total due to a disciplined approach to controlling costs.   Professional fees increased by $43,000, primarily due to more extensive outsourcing of formerly in-house functions. Other expenses decreased $74,000 primarily due to reductions in expenses related to repossessed assets and decreased director fees due to a reduction in the number of directors.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2002, cash and short-term investments totaled $5.5 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and American National Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2002:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Federal funds purchased	$8,150	$8,150	$—	$—	$—
Securities sold under agreements to repurchase	28,883	28,883	—	—	—
FHLB advances	4,000	4,000	—	—	—
Note payable	600	600	—	—	—

	$41,633	$41,633	$—	$—	$—

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years

Lines of credit(1)	$13,713	$6,465	$414	$778	$6,056
Standby letters of credit(1)	351	351	—	—	—
Other commitments to extend credit(1)	—	—	—	—	—

	$14,064	$6,816	$414	$778	$6,056

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at June 30, 2002 and June 30, 2001.

	2002 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,102	$(253)	(10.7)%
Base	2,355	—	—
-200 bp	2,571	216	9.2%

	2001 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$1,603	$(198)	(11.0)%
Base	1,801	—	—
-200 bp	1,911	110	6.1%

As shown above, at June 30, 2002, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 10.7% or approximately $253,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net interest income by 9.2% or approximately $216,000.  However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be achievable.  Net income sensitivity has decreased since December 31, 2001, however, overall net income sensitivity has remained relatively constant as a percentage of net income from June 30, 2001 to June 30, 2002.

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

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 15, 2002, Bradley J. Armstrong, Joachim J. Brown, John L. Cantlin, Patty P. Godfrey, Thomas E. Haeberle, Donald J. Harris, Erika S. Kuiper, Thomas P. Rooney, and William J. Walsh were elected to serve as directors of the Company. In addition, the stockholders elected to make several amendments to the Certificate of Incorporation, including an increase in the number of authorized shares, elimination of cumulative voting for directors, setting the number of directors, providing for director qualification requirements, creation of a staggered board, definition of when a director may be removed for cause, procedure to Amend bylaws, requiring stockholder action to be taken at a meeting, procedures to call a special meeting, vote required to amend the Certificate of Incorporation, ability to enter into business combinations with significant stockholders, indemnification of directors and officers and the ability for the board to consider non-stockholder interests in decision making.  In addition, the stockholders voted to approve the 2002 Stock Incentive Plan.

As a result of the creation of a staggered board, Bradley J. Armstrong, Donald J. Harris and Thomas P. Rooney will serve as Class I directors with a term expiring in 2003; Joachim J. Brown, John L. Cantlin and Patty P. Godfrey will serve as Class II directors with a term expiring in 2004; and Thomas E. Haeberle, Erika S. Kuiper and William J. Walsh will serve as Class III directors with a term expiring in 2005.

The voting for each matter was as follows:

1.             Election of directors:

NOMINEE	FOR	WITHHOLD
Bradley J. Armstrong	525,656	3,764
Joachim J. Brown	525,683	3,764
John L. Cantlin	525,656	3,764
Patty P. Godfrey	523,327	3,764
Thomas E. Haeberle	525,206	3,764
Donald J. Harris	529,763	3,764
Erika S. Kuiper	521,989	3,764
Thomas P. Rooney	525,656	3,764
William J. Walsh	519,272	3,764

2.                                       Amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 750,000 shares to 1,000,000 shares, and authorize 20,000 shares of a new class of preferred stock, $1.00 par value per share:

For	Against	Abstain	Broker non-votes
470,111	24,517	9,555	—

3.                                       Amend the Certificate of Incorporation to eliminate cumulative voting for directors:

For	Against	Abstain	Broker non-votes
449,336	48,112	6,735	—

4.                                       Amend the Certificate of Incorporation to set the number of directors and establish qualifications for service as a director, create a staggered board and define when a director may be removed for cause:

For	Against	Abstain	Broker non-votes
468,222	30,602	5,359	—

5.                                       Amend the Certificate of Incorporation regarding amendments to the bylaws:

For	Against	Abstain	Broker non-votes
506,952	12,381	9,115	—

6.             Amend the Certificate of Incorporation to require stockholder action to be taken at duly called meetings:

For	Against	Abstain	Broker non-votes
509,957	8,246	10,245	—

7.                                       Amend the Certificate of Incorporation regarding the calling of special meetings of the stockholders:

For	Against	Abstain	Broker non-votes
472,797	47,227	8,424	—

8.                                       Amend the Certificate of Incorporation to increase the vote required to amend the certificate of incorporation and to approve certain corporate actions:

For	Against	Abstain	Broker non-votes
460,667	30,202	13,314	—

9.                                       Amend the Certificate of Incorporation regarding business combinations with significant stockholders:

For	Against	Abstain	Broker non-votes
497,782	15,832	14,834	—

10.                                 Amend the Certificate of Incorporation regarding indemnification of directors and officers:

For	Against	Abstain	Broker non-votes
503,727	12,196	12,525	—

11.                                 Amend the Certificate of Incorporation regarding consideration of non-stockholder interests:

For	Against	Abstain	Broker non-votes
479,357	31,646	17,445	—

12.                                 Approve the First Ottawa Bancshares, Inc. 2002 Stock Incentive Plan:

For	Against	Abstain	Broker non-votes
471,937	20,332	11,914	—

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

99.1	Certificate of Chief Executive Officer pursuant to The Sarbanes-Oxley Act of 2002
99.2	Certificate of Principal Financial Officer pursuant to The Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

August 9, 2002	/s/ JOACHIM J. BROWN
Joachim J. Brown
President (Principal Executive Officer)

August 9, 2002	/s/ DONALD J. HARRIS
Donald J. Harris
Executive Vice President, Cashier, and Trust Officer
(Principal Financial Officer)