Form 10-Q
period 2002-09-30
FIRST OTTAWA BANCSHARES INC
filed 2002-11-13
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 8, 2002, the Registrant had outstanding 657,956 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS

Cash and cash equivalents	$7,099	$7,933

Federal funds sold	5,600	—
Certificates of deposit	10,805	3,100
Securities available-for-sale	97,363	104,319
Loans held for sale	903	1,475
Loans, less allowance for loan losses of $1,095 and $1,119	104,257	106,924
Bank premises and equipment, net	4,415	2,839
Due from broker	—	477
Interest receivable and other assets	5,438	5,498

Total assets	$235,880	$232,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Demand – non-interest-bearing	$18,269	$21,437
NOW accounts	46,874	23,835
Money market accounts	8,463	8,554
Savings	18,336	16,860
Time, $100,000 and over	24,901	20,479
Other time	68,945	74,102
Total deposits	185,788	165,267

Federal funds purchased	—	5,050
Securities sold under agreements to repurchase	16,648	30,849
Borrowings	4,600	4,200
Interest payable and other liabilities	2,940	4,292
Total liabilities	209,976	209,658

Shareholders’ equity
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,000	4,000
Retained earnings	24,186	23,178
Treasury stock, at cost, 91,644 shares	(5,196)	(5,196)
Accumulated other comprehensive income	2,164	175
Total shareholders’ equity	25,904	22,907

Total liabilities and shareholders’ equity	$235,880	$232,565

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Loans (including fee income)	$2,064	$2,344	$6,154	$7,209
Securities
Taxable	942	984	3,021	2,825
Exempt from federal income tax	229	365	694	1,176
Certificates of deposit	76	20	151	134
Federal funds sold	12	—	13	—
Total interest income	3,323	3,713	10,033	11,344

Interest expense
NOW account deposits	94	101	256	311
Money market deposit accounts	33	57	118	190
Savings deposits	79	81	244	243
Time deposits	1,001	1,343	3,234	4,213
Repurchase agreements	144	291	445	904
Borrowings	28	45	86	75
Federal funds purchased	7	12	44	42
Total interest expense	1,386	1,930	4,427	5,978

NET INTEREST INCOME	1,937	1,783	5,606	5,366
Provision for loan losses	30	60	90	240

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,907	1,723	5,516	5,126

Noninterest income
Service charges on deposit accounts	212	194	578	620
Trust and farm management fee income	114	108	342	324
Other income	174	125	485	343
Gain on loan sales	73	74	131	188
Securities gains (losses), net	86	111	87	121
Total noninterest income	659	612	1,623	1,596

Noninterest expenses
Salaries and employee benefits	953	979	2,853	2,845
Occupancy and equipment expense	215	210	625	621
Data processing expense	108	122	331	386
Supplies	28	22	92	97
Advertising and promotions	25	33	74	84
Professional fees	81	83	293	253
Other expenses	275	258	752	809
Total noninterest expenses	1,685	1,707	5,020	5,095

INCOME BEFORE INCOME TAXES	881	628	2,119	1,627

Provision for income taxes	220	106	453	182

NET INCOME	$661	$522	$1,666	$1,445

Comprehensive income	$1,332	$1,450	$3,655	$3,302

Earnings per share	$1.00	$0.79	$2.53	$2.18

Average shares outstanding	658,356	662,281	658,356	662,281

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended Septemeber 30, 2002 and 2001

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2001	$750	$4,000	$23,052	$(5,000)	$(219)	$22,583

Net income	—	—	1,445	—	—	1,445

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	1,857	1,857

Comprehensive income						3,302

Cash dividends declared ($1 per share)	—	—	(662)	—	—	(662)

Balance at September 30, 2001	$750	$4,000	$23,835	$(5,000)	$1,638	$25,223

Balance at January 1, 2002	$750	$4,000	$23,178	$(5,196)	$175	$22,907

Net income	—	—	1,666	—	—	1,666

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	1,989	1,989

Comprehensive income						3,655

Cash dividends declared ($1 per share)	—	—	(658)	—	—	(658)

Balance at September 30, 2002	$750	$4,000	$24,186	$(5,196)	$2,164	$25,904

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended Septemeber 30, 2002 and 2001

(In thousands)

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,666	$1,445
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	(4)	(5)
Provision for loan losses	90	240
Depreciation and amortization	225	212
Premium amortization on securities, net	74	15
Net real estate loans originated for sale	703	745
Gain on loan sales	(131)	(188)
Gain on sale/call of securities available-for-sale	(87)	(121)
Loss on sale of other real estate owned	5	15
Change in interest receivable and other assets	99	111
Change in interest payable and other liabilities	(1,052)	(46)
Net cash from operating activities	1,588	2,423

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of securities available-for-sale	7,831	4,651
Proceeds from maturities of securities	12,836	36,854
Purchases of securities available-for-sale	(10,207)	(50,798)
Purchases of certificates of deposit	(7,705)	(3,000)
Change in federal funds sold	(5,600)	—
Net change in loans receivable	2,454	5,688
Proceeds from sale of other real estate owned	70	190
Property and equipment expenditures	(1,788)	(322)
Net cash from investing activities	(2,109)	(6,737)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in deposits	20,521	(9,017)
Change in federal funds purchased	(5,050)	8,300
Proceeds from borrowings	400	4,000
Change in securities sold under agreements to repurchase	(14,201)	3,612
Dividends paid	(1,983)	(1,987)
Net cash from financing activities	(313)	4,908

Change in cash and cash equivalents	(834)	594

Cash and cash equivalents at beginning of period	7,933	6,971

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,099	$7,565

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

September 30, 2002 and 2001

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

During 2001, First Ottawa Bancshares, Inc. (Company) organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products.  There was no significant activity at this subsidiary through September 30, 2002.

NOTE 2 – CAPITAL RATIOS

At the end of the period,  the Company’s and Bank’s capital ratios were the same and were:

	September 30, 2002		December 31, 2001
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,601	18.8%	$23,848	18.6%
Tier I capital (to risk-weighted assets)	23,482	17.9%	22,739	17.6
Tier I capital (to average assets)	23,482	10.2%	22,739	10.1

At September 30, 2002, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 3 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At September 30, 2002, the Company had $1.8 million of certificates of deposit, which mature in 2006 and 2007, and in conjunction with it pays the Federal Home Loan Bank a weighted average interest rate of 2.99% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the resulting income or expense recorded in other income.

In addition to the above, the Company also purchased $4.7 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006 and 2007.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in other assets and the fair value adjustment is included in other income.  At September 30, 2002, the fair value was estimated to be ($106,000) and other income includes ($27,000)  for both the three and nine month periods ended September 30, 2002.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 is effective October 1, 2002, and may be early applied.  SFAS No. 147 supersedes SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.”  SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises.  Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.”  If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement.  Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements.  The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142.  Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2002 increased to $235.9 million, as contrasted to $232.6 million at December 31, 2001, an increase of $3.3 million, or 1.4%.  This increase was the result of  increases in federal funds sold of $5.6 million, certificates of deposit of $7.7 million, and premises and equipment of $1.6 million. These increases were offset by decreases in cash and due from banks, securities available for sale, loans, and loans held for sale. Cash and due from banks decreased $834,000 as a result of a reduction in the balance due from the Federal Reserve Bank and a reduction of cash on hand at September 30, 2002.  Securities available for sale decreased by  $7.0 million, primarily as a result of maturities of securities and reinvestment in certificates of deposits. Loans decreased by $2.7 million due to payments in excess of demand and management’s emphasis on credit quality during the first nine months of the year.  Loans held for sale decreased by  $572,000 due to sales in excess of originations during the first nine months of the year.

The Company has purchased real estate in Morris, Illinois with the intention of establishing a full service branch facility in that community. Construction on the facility will commence during the fourth quarter of 2002, with an anticipated completion date during the second quarter of 2003. An extensive remodeling of the main banking facility was commenced in the third quarter of 2001, and was completed prior to the end of the second quarter of 2002. As a result, bank premises and equipment has increased $1.6 million, or 57.1%, since December 31, 2001.  Management estimates additional expenditures relating to the Morris property will be approximately $800,000.

Total liabilities at September 30, 2002 remained stable at $210.0 million compared to $209.7 million at December 31, 2001, an increase of $300,000, or 0.1%. This slight increase was the result of increases in deposits and borrowings, partially offset by decreases in federal funds purchased, repurchase agreements, and other liabilities. Deposits increased by $20.5 million,  from $165.3 million at December 31, 2001, to $185.8 million at September 30, 2002, due primatily to the addition of a jumbo NOW product.   At September 30, 2002,  the Company was in a federal funds sold position, which was a $10.0 million change from federal funds purchased of $5.1 million at December 31, 2001. Other liabilities decreased by $1.4  million due to the reduction of dividends payable of  $1.3 million and decreases in interest payable due to the decline in deposit balances and deposit interest rates during the period ended September 30, 2002.  Securities sold under agreements to repurchase decreased $14.2 million to $16.6 million as of September 30, 2002. This decrease was due primarily to a change in customer product offerings resulting in a shift to the jumbo NOW product discussed above.

Total equity was $25.9 million at September 30, 2002 compared to $22.9 million at December 31, 2001.  This increase was the result of $1.0 million of additional retained earnings from net income for the nine month period ended September 30, 2002 and an increase of $2.0 million, net of tax, in the Company’s investment portfolio due to current market valuation improvements.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2002 was $661,000, or $1.00 per share, a 26.6% increase compared to $522,000, or $.79 per share, in the third quarter of 2001.  The increase in net income for the quarter was primarily the result of an increase in net interest income of $154,000, an increase of non-interest income of $47,000, and a decrease in the provision for loan losses of $30,000.  These changes were partially offset by a $114,000 increase in the provision for income taxes.  This increase in the Company’s tax provision reflected both an increase in pre-tax income and a migration from tax exempt to taxable investments held in the securities portfolio.

During the nine months ended September 30, 2002, net income was $1,666,000, or $2.53 per share, compared to $1,445,000, or $2.18 per share during the first nine months of 2001.  This 15.3% increase in net income for the nine month period was primarily due to a $240,000 increase in net interest income, a decrease in the provision for loan losses of $150,000, a slight increase in non interest income of $27,000, and a decrease in non-interest expense of $75,000. Increased net interest income was partially offset by an increase in income tax expense of $271,000, or 148.9%. This increase in the Company’s tax provision reflected both an increase in pre-tax income and a migration from tax exempt to taxable investments held in the securities portfolio.

The annualized return on average assets was .97% for the nine months ended September 30, in 2002 compared to .86% in 2001.   The annualized return on average equity increased to 9.14% for the nine months ended September 30, 2002 from 8.05% in 2001.

NET INTEREST INCOME

Net interest income was $1.9 million and $1.8 million for the three months ended September 30, 2002 and 2001, respectively.  Total interest income declined to $3.3 million for the three months ended September 30, 2002 from $3.7 million for the same period ended September 30, 2001.  This decrease was partially the result of a decrease in interest income from loans to $2.1 million for the three months ended September 30, 2002 from $2.3 million for the same period a year earlier, an 8.7% decrease.   Interest income from investments also decreased $178,000 or 13.2%,  from $1.3 million for the same period a year earlier. This decrease in interest income was offset by a slightly larger decline in interest expense, to $1.4 million for the three months ended September 30, 2002 from $1.9 million for the same period ended September 30, 2001, a 28.2% decrease.  Decreases in interest income and interest expense were due both to decreases in interest rates and average balances during the first nine months of 2002.

Net interest income for the nine months ended September 30, 2002 and 2001 was $5.6 million and $5.4 million, respectively. The Company’s net interest margin was 3.57% for the nine months ended September 30, 2002 and 3.79% a year earlier.  The yield on average earning assets decreased to 6.29% for the nine months ended

September 30, 2002 from 7.59% for the same period ended September 30, 2001, a decline of 130 basis points.  This decrease was partially offset by a corresponding decrease in the cost of funds to 3.20% from 3.86% paid for the same period ended September 30, 2001, a 66 basis point decline. These decreases were reflective of  the declining rate environment throughout 2001 and low rate environment which was sustained during  the first nine months of 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $30,000 in the third quarter of 2002 compared to the same period in 2001. The decrease in the provision for the three months ended September 30, 2002, was due primarily to an overall decrease in the  average net loan portfolio from $113.4 million in 2001, to $107.0 million for the three month period ended September 30, 2002.

For the nine months ended September 30, 2002, the provision decreased $150,000 due to a decrease in the average loan portfolio and improved credit quality. The allowance for loan losses totaled $1.1 million, or 1.1% of total loans at September 30, 2002, which is consistent with $1.1 million or 1.0% as of December 31, 2001.  Nonaccrual loans decreased from $387,000 at December 31, 2001 to $382,000 at September 30, 2002.  Nonperforming loans, including nonaccrual loans, increased $544,000 to $1.8 million over the same period due to increases in personal real estate and agricultural loan delinquencies more than 90 days past due, however, total delinquencies of 3.2% at September 30, 2002, continue to show improvement from 4.4% at December 31, 2001.

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

The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Management has concluded that the allowance for loan losses was adequate at September  30, 2002. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s non-interest income totaled $659,000 for the three months ended September 30, 2002 compared to $612,000 for the same period in 2001, an increase of $47,000 or 7.7%.  Service charges on deposit accounts increased $18,000, or 9.3%, to $212,000, due to a third quarter increase in fees on overdrawn demand accounts and an increase in fees collected. Trust and farm management fee income increased $6,000 due to modest growth in trust relationships and estates under administration.  In addition, other income increased due to bank owned life insurance income of $70,000. Gains on the sale of investments decreased $25,000 due to decreased calls and sales activity compared to the same period in 2001.

For the nine months ended September 30, 2002, non-interest income increased by 1.7% or $27,000 to $1.6 million.  Service charges on deposit accounts decreased $42,000, or 6.8%, trust and farm management fee increased $18,000, or 5.6%. Gain on loan sales decreased $57,000 due to mangement’s decision to retain servicing rights on loans sold. This decrease was mitigated by increased servicing income and commissions from mortgage banking. Other fees and commissions increased $142,000, primarily due to an increase in  income related to bank owned life insurance which was partially offset by a $27,000 net expense related to the valuation of index powered certificates of deposit.

NONINTEREST EXPENSE

The Company’s non-interest expense was $1.7 million for the three months ended September 30, 2002 and 2001.  Other expense increased $17,000 to $275,000. Salaries and benefits decreased $26,000, or 2.7%, to $953,000.  Increases in occupancy and equipment expense of $5,000, and supplies of $6,000 were offset by decreases in data processing expense of $14,000, advertising expense of $8,000, and professional fees of $2,000. Data processing expense decreased due to item processing and imaging that is now performed at the Bank.

For the nine months ended September 30, 2002, non-interest expenses decreased $75,000 to $5.0 million, or 1.5%, compared to the year earlier period.  Salaries and benefits remained stable, increasing $8,000, or 0.3%.  Supplies expense, data processing, advertising and promotion expense declined $70,000 in total due to a disciplined approach to controlling costs.   Professional fees increased by $40,000, primarily due to more extensive outsourcing of formerly in-house functions. Other expenses decreased $57,000 primarily due to reductions in expenses related to repossessed assets, decreased director fees due to a reduction in the number of directors, and a decrease in secondary mortgage expenses as a result of selling loans with servicing retained.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2002, cash and short-term investments totaled $18.7 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and American National Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of September 30, 2002:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Securities sold under agreements to repurchase	$16,684	$16,684	$—	$—	$—
FHLB advances	4,000	4,000	—	—	—
Note payable	600	600	—	—	—

	$21,284	$21,284	$—	$—	$—

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years

Lines of credit(1)	$12,893	$7,063	$300	$662	$4,868
Standby letters of credit(1)	416	416	—	—	—
Other commitments to extend credit(1)	—	—	—	—	—

	$13,309	$7,479	$300	$662	$4,868

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at September 30, 2002 and September 30, 2001.

	2002 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,286	$(72)	(3.1)%
Base	2,358	—	—
-200 bp	2,414	56	2.4%

	2001 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$1,840	$(116)	(6.0)%
Base	1,956	—	—
-200 bp	2,051	95	4.8%

As shown above, at September 30, 2002, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 3.1% or approximately $72,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net interest income by 2.4% or approximately $56,000.  However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be achievable.  Net income sensitivity has decreased since December 31, 2001, and overall, net income sensitivity has decreased as a percentage of net income from September 30, 2001 to September 30, 2002.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4: CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

November 13, 2002	/s/ JOACHIM J. BROWN
Joachim J. Brown
President (Principal Executive Officer)

November 13, 2002	/s/ DONALD J. HARRIS
Donald J. Harris
Executive Vice President, Cashier, and Trust Officer (Principal Financial Officer)

I,  Joachim J. Brown, Principal Executive Officer of the Company, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of First Ottawa Bancshares, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Joachim J. Brown

Joachim J. Brown

Principal Executive Officer

I , Donald J. Harris, Principal Financial Officer of the Company, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of First Ottawa Bancshares, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Donald J. Harris

Donald J. Harris

Principal Financial Officer