Form 10-K
period 2002-12-31
FIRST OTTAWA BANCSHARES INC
filed 2003-03-28
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,973,390.

656,956 shares of common stock were outstanding as of March  6, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and IV are incorporated by reference from the Registrant’s 2002 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2003.

Except for those portions of the 2002 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1.        Business.

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation.  The Company was organized during 1999 and on October 1, 1999 exchanged 100% of its common stock for 100% of the Bank’s common stock.  This exchange was accounted for as an internal reorganization.  All references to the combined Company, unless otherwise indicated, at or before October 1, 1999, refer to the Bank.  As of December 31, 2002, the Company had total assets of $240.7 million, total deposits of $193.8 million, loans, including loans held for sale, net of unearned income, of $111.5 million and total stockholders’ equity of $25.2 million.  For the year ended December 31, 2002, the Company had interest income of $13.1 million and net income of $2.3 million, which amounted to net income per share of $3.47.

The Company conducts a general banking business embracing most of the services, both commercial and consumer, which banks may lawfully provide, including the following principal services:  the acceptance of deposits for demand, savings, and time accounts and the servicing of such accounts; commercial, agricultural, consumer, and real estate lending, including installment loans, personal lines of credit, and overdraft protection; trust operations; farm management; safe deposit operations; and an extensive variety of additional services tailored to the needs of individual customers, including the sale of traveler’s checks, cashier’s checks, and foreign currency and other special services.  Loans, both commercial and consumer, are provided on either a secured or unsecured basis to corporations, partnerships, and individuals.  Commercial lending covers such areas as business, industry, capital, agriculture, inventory, and real estate, with the latter including residential properties.  Consumer loans are made for a variety of purposes including automobile purchases, recreational vehicle purchases, consumer goods, installment loans, and other types of loans.

The Company is located in the City of Ottawa, Illinois (population 17,500) in LaSalle County in Illinois.  A substantial portion of the Company’s business is dependent upon the economic conditions in this market area.  LaSalle County is the second largest county by area in the state of Illinois.  Ottawa is located in northeastern Illinois approximately 80 miles southwest of Chicago and approximately 65 miles north of Bloomington. Ottawa may be accessed by Interstate 80; U.S. Route 6; State Routes 23 and 71; and recently completed Interstate 39, which is located 11 miles west of Ottawa.  The city is also serviced by two railroads and the Ottawa Airport.

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

The Company has purchased real estate in Morris, Illinois with the intention of establishing a full service branch facility in that community.  Construction completion and the branch opening are expected to occur in May 2003. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas. In addition, an extensive remodeling project of the main banking facility was completed in the third quarter of 2002.

Lending Activities.  The Company relies on interest income from lending activities as a major source of revenue.  The Company has a community bank focus - serving the credit needs of the local community.  Because of this local focus, the Company has a flexible process for handling loan requests rather than being tied to rigid standards.  The discussions below regarding lending policies reflect general guidelines and may vary on a case-by-case basis depending on the borrower’s credit history and the type and size of loan.  During the approval process for loans it originates, the Company assesses both the applicant’s ability to repay the loan and the value of any collateral securing the loan.  The Company verifies the applicant’s ability to repay the loan by using credit reports, financial statements, confirmations, and other items, including appraisals.

Seven loan officers have the authority to handle all lending activities of the Company.  Each lending officer has authority to approve extensions of credit up to their individual lending limit.  The Company has an Officers Loan Committee (consisting of Assistant Vice Presidents, Vice Presidents, Executive Vice Presidents and the President of the Bank) which approves loans of up to $500,000.  All loans between $500,000 and $1,500,000 are sent to the Director’s Loan Committee for approval.  The Director’s Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans; formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs; and establishing interest rate and fee guidelines. All loans in excess of $1,500,000 are reviewed and approved by the Board of Directors.  The Board of Directors also is responsible for directing and supervising the Director’s Loan Committee, policy review, and oversight of the loan and investment functions of the Company.  The Board of Directors also monitors the adequacy of the Company’s loan loss reserves.

Loan Portfolio Composition.  The Company’s gross loan portfolio, including loans held for sale, totaled $111.5 million at December 31, 2002, representing 57.6% of the Company’s total deposits at that date.  The Company’s loan portfolio at December 31, 2002 included $46.7 million for real estate purposes, $29.1 million for consumer purposes, and $34.0 million for commercial and agricultural purposes.

Certain risks, including the risk of non-payment, are associated with each type of loan.  The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Company must take possession of the collateral.  Consumer loans also have risks associated with concentrations of loans in a single type of loan.  The primary risks associated with commercial loans are the experience and quality of the borrower’s management, the business climate, and the impact of economic factors.  With respect to agricultural loans, the primary risks are weather, market conditions, and, like commercial loans, the quality of the borrower’s management.  Risks associated with real estate loans include concentrations of loans in a loan type such as commercial or agricultural and fluctuating land values.

The Company’s strategy in addressing and managing these types of risks is to follow its loan policies and underwriting practices, which include (i) granting loans on a sound and collectible basis; (ii) investing funds profitably for the benefit of the stockholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Company’s general market area while maintaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; (vi) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies; and (vii) developing and applying adequate collections procedures.

All table amounts throughout the Form 10-K are in thousands except share and per share data.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2002	2001	2000	1999	1998

Real estate loans	$46,699	$47,322	$56,109	$59,560	$58,136

Commercial and agricultural loans	33,950	29,361	16,266	15,222	15,013

Installment loans, net of unearned income	19,951	24,595	39,441	48,751	41,898

Home equity lines of credit	9,120	6,795	5,143	4,219	3,812

Total loans	109,720	108,073	116,959	127,752	118,859

Deferred loan fees	(77)	(40)	(40)	(46)	(58)

Loans, net of deferred loan fees	109,643	108,033	116,919	127,706	118,801

Allowance for loan losses	(1,167)	(1,109)	(1,108)	(1,059)	(1,029)

Loans, net	$108,476	$106,924	$115,811	$126,647	$117,772

Loans held for sale	$1,811	$1,475	$693	$1,738	$563

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2002 are summarized below:

	One Year or Less	One to Five Years	Over Five Years	Total

Commercial and agricultural	$10,924	$8,694	$13,998	$33,616

Construction	334	—	—	334

Total	$11,258	$8,694	$13,998	$33,950

At December 31, 2002, of the total loans that mature in more than one year, $54.9 million, or 58.7%, bear interest at fixed rates and $38.6 million, or 41.3%, bear interest at variable rates.

Consumer Loans.  Generally, one of the Company’s seven lending officers process consumer installment loans.  The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile loans and recreational vehicle loans, on both a direct and indirect basis.  Consumer loans totaled approximately $29.1 million at December 31, 2002, or approximately 26.1% of the Company’s total loan portfolio.  Approximately 66.0% of the Company’s consumer loans were automobile loans, and of these loans, approximately

89.5% were made indirectly by the Company through automobile dealers.  The Company’s consumer loans are fixed-rate loans with final maturities of five years or less.  At December 31, 2002, the Company had 14 consumer loans totaling $96,000 that were past due in excess of 90 days.

In approving consumer loans, lending officers consider the borrower’s past credit history, the borrower’s ability to repay the debt, the collateral offered, and local economic conditions that could affect the borrower’s income.  Loans being originated for new borrowers must be accompanied by a completed application dated and signed by the borrower, giving the details of the loan request.  Total debts, along with the gross monthly income of the borrower, are required to be shown on the application.  A brief cash flow analysis is performed by the loan officer showing the amount of the borrower’s income available for debt service based on current debts plus the new loan request.  Generally, debt service to gross income should not exceed 40%. New credit reports are obtained on all borrowers with each loan request.  The value of collateral on loans secured by used automobiles is generally determined by using industry-accepted used car guides.  In connection with used automobile loans, the Company generally requires a 90% loan-to-value ratio; however, depending upon various factors, including the credit experience of the Company with the borrower, the Company may extend credit in excess of the value of the used automobile.  A loan-to-value ratio of 90% of sticker price is generally required for new automobile loans.  Boats, mobile homes, recreational vehicles, and similar items generally require a loan-to-value ratio of 70% to 80% of the current market value of the collateral.  Unsecured consumer loans are granted to borrowers based upon satisfactory income, indebtedness levels, and credit records and experience.

Commercial, Agricultural, and Real Estate Lending.  Six of the Company’s seven lending officers service most of the commercial, agricultural, and real estate loans.  Three loan officers principally service commercial loans, two officers principally service agricultural loans, and three officers principally service residential mortgage loans.  However, because of the Company’s flexible lending practices, any of the loan officers may service loans in the commercial, agricultural, and real estate areas.

Commercial and Agricultural.  At December 31, 2002, the Company’s commercial and agricultural loans totaled $33.9 million or approximately 30.4% of the total loan portfolio of the Company.  The primary lending area of the Company is within a five-mile radius of the Company’s offices.  The majority of agricultural and commercial non-real estate loans are written for one to five years, may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period.  The fixed rate generally is established by the Company’s Real Estate Department after considering the cost of funds to the Company as well as the rates of competing institutions.  The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal.  Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary greatly from monthly, quarterly, semi-annually, and annually.  At December 31, 2002, the Company had 1 commercial non-real-estate loan totaling $79,000 past due in excess of 90 days. There were no agricultural non-real-estate loans at December 31, 2002 that were past due in excess of 90 days.

All commercial and agricultural borrowers, both existing and new, are required by policy to have a current financial statement no older than one year.  Borrowers also are required to provide the Company with recent tax returns and pro forma projections.  Using certain computer programs and the data supplied by borrowers, the loan officers produce additional financial information utilized in analyzing the loans and the borrowers.  The general nature of the collateral securing the Company’s commercial and agricultural loans consists of equipment, farm products, crops, inventory, chattel paper, accounts receivable, and general intangibles.  The Company’s loan-to-value ratio with respect to agricultural and commercial non-real-estate loans averages 66 2/3% to 75% of the value of the collateral securing the loan.

Real Estate Lending. The Company’s primary real estate lending consists of residential loans with a small portion in agricultural and commercial real estate loans.  Real estate loans at December 31, 2002 totaled approximately $46.7 million or approximately 41.9% of the Company’s total loan portfolio.  All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer.  A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted.  Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan.  Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher.  With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing.  Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real-estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan.  The Company’s fixed-rate loans with biweekly payments account for approximately 26.5% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25year loans in approximately 18.9 years.  The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors.  These loans are underwritten to meet all Freddie Mac requirements.  The Company retains servicing rights on loans sold into the secondary market.  At December 31, 2002, mortgage loans serviced for the secondary market totaled approximately $22.5 million.

At December 31, 2002, the Company had 8 real estate mortgage loans totaling $946,000 past due in excess of 90 days.

Interest Rates and Fees.  Interest rates and fees charged on the Company’s loans are affected primarily by the market demand for loans and the supply of money available for lending purposes.  These factors are affected by, among other things, general economic conditions and the policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters.

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

At December 31, 2002, the Company had 76 loans delinquent for 30 to 90 days in an aggregate principal amount of $1.7 million and representing 1.5% of the total loan portfolio.  At December 31, 2002, the Company had 23 loans totaling $1.1  million delinquent for more than 90 days.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.  Interest on these loans is credited to income only when the collection of principal has been reasonably assured and only to the extent interest payments are received.  If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status.  At December 31, 2002, there were 14 loans totaling $364,000 on nonaccrual status.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2002	2001	2000	1999	1998

Non-accrual loans	$364	$387	$467	$397	$299
Loans ninety days past due and still accruing interest	757	860	2,177	1,543	1,140
Other real estate owned	204	—	169	113	94

Total nonperforming assets	$1,325	$1,247	$2,813	$2,053	$1,533

Nonperforming loans as a percentage of total loans, net of unearned income and deferred loan fees	1.02%	1.17%	2.26%	1.52%	1.21%

Nonperforming assets as a percentage of total assets	.55	.54	1.25	.85	.62

Nonperforming loans as a percentage of the allowance for loan losses	96.06	112.44	238.63	183.19	139.84

The effect of nonaccrual loans upon interest income is not deemed to be material by management.  Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection.  At December 31, 2002, there were no other loans classified as problem loans that were not included above.  At December 31, 2002, there were no other assets classified as problem assets other than the loans shown above.  Management also maintains a loans requiring attention report that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee.  The total of loans requiring attention as of December 31, 2002 was $4.2 million.

Allowance for Losses on Loans.  In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  The Company maintains an allowance for loan losses to absorb probable incurred credit losses inherent in the loan portfolio.  The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses.  The methodology for assessing the appropriateness of the allowance includes comparisons to actual losses, industry data and economic conditions.  In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for estimated losses based upon judgments different from those of management.

In connection with assessing the allowance, loss factors are applied to various pools of outstanding loans.  The Company segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, commercial real estate, agricultural, business, consumer, etc.) and risk gradings.  Loss factors are derived using the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  Commercial real estate and commercial business loans are individually evaluated for impairment and specific reserves are allocated as needed in accordance with Statement of Financial Accounting Standards No. 114 and No. 118.

In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories.  These factors include management’s subjective evaluation of local and economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio.  The allowance methodology reflects management’s objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans decreased by $126,000 in 2002 after decreasing by $1.6 million during 2001.  Management considered this information along with other portfolio trends in concluding on the adequacy of the allowance for loan losses at December 31, 2002. At December 31, 2002, the balance in the allowance was $1.2 million, or 1.1% of gross loans outstanding.  Management has concluded that the allowance for loan losses is adequate at December 31, 2002. However, there can be no assurance that the allowance for loan losses is adequate to cover all losses.

The Company had  two properties resulting from foreclosures classified as other real estate owned at December 31, 2002. Other real estate is carried at the lower of cost or estimated market value which was $204,000 at year end.

Summary of Loan Loss Experience. The allowance for loan losses is maintained by management at a level considered adequate to cover losses that are currently anticipated based upon past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

Loan loss experience for the five years ended December 31, 2002 is summarized as follows:

	2002	2001	2000	1999	1998

Balance at beginning of year	$1,109	$1,108	$1,059	$1,029	$800
Charge-offs
Real Estate	46	111	135	—	—
Commercial	6	35	39	121	123
Installment	181	254	341	351	231
Total charge-offs	233	400	515	472	354

Recoveries
Real Estate	39	4	—	—	—
Commercial	63	6	27	21	19
Installment	69	91	177	97	104
Total recoveries	171	101	204	118	123
Net charge-offs	62	299	311	354	231
Provision	120	300	360	384	460

Balance at end of year	$1,167	$1,109	$1,108	$1,059	$1,029

Net charge-offs to average total loans	.06%	.26%	.25%	.29%	.19%
Allowance for loan losses to total loans at year-end	1.06	1.03	.95	.83	.87

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	2002		2001		2000		1999		1998
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Real estate loans	$281	42.56%	$308	43.78%	$378	47.97%	$175	46.62%	$184	48.91%

Commercial and agricultural loans	307	30.94	380	27.62	291	13.91	458	11.92	371	12.63

Installment loans	236	26.50	287	28.60	297	38.12	328	41.46	333	38.46

Unallocated	343	N/A	134	N/A	142	N/A	98	N/A	141	N/A

Balance at end of year	$1,167	100.00%	$1,109	100.00%	$1,108	100.00%	$1,059	100.00%	$1,029	100.00%

Investment Activities. The investment policies of the Company as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company’s lending activities.  The policies provide the authority to invest in United States Treasury and federal agency securities, mortgage-backed securities, municipal securities, equity securities, and Certificates of Deposits.

Approximately $21.3 million of the United States government agency notes held at December 31, 2002 are callable at the option of the issuer, which present prepayment risk to the Company.

As of December 31, 2002, the Company had approximately $7.7 million invested in municipalities located within LaSalle County, Illinois.

The Company purchased $4.9 million of Index Powered Certificates of Deposit during 2001 and 2002. These deposits were placed with multiple issuers so that $4.0 million of the principal deposited is insured through the FDIC and the remaining $900,000 is collateralized with a letter of credit from the single issuing institution. Income returns are not guaranteed for these instruments, however principal is guaranteed if held to maturity.

Securities Portfolio. The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2002.  The carrying amounts of the portfolio at December 31, 2002 are found in Note 2 to the financial statements included in the Annual Report to Stockholders.

	One Year or Less	Weighted Average Yield	One to Five Yield	Weighted Average Yield	Five to Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield	Total	Weighted Average Yield

U.S. Treasury securities	$—	—%	$3,584	4.10%	$—	—%	$—	—%	$3,584	4.10%
U.S. Government agencies	1,028	4.58	62,953	4.68	1,033	6.16	—	—	65,014	4.70
States and political subdivisions	2,940	7.23	7,536	7.57	2,472	6.55	4,014	6.64	16,962	7.28
Mortgage-backed securities and collateralized obligations(1)	1,209	1.36	5,907	5.54	380	4.08	186	2.22	7,682	4.71

Corporate bonds	—	—	2,415	5.86	—	—	—	—	2,415	5.86
Equity securities	3,228	N/A	—	—	—	—	—	—	3,228	N/A

Total securities	$8,405	5.33%	$82,395	5.02%	$3,885	6.20%	$4,200	6.44%	$98,885	5.17%

(1)  Mortgage-backed securities reflect the contractual maturity of the related instrument.

Deposits.  The principal deposit services offered by the Company are demand, savings, and time deposit accounts and programs, which include interest-bearing and non-interest-bearing demand deposits and individual retirement accounts.  The Company has had a stable deposit base.  Management believes that this stability is due to the Company’s emphasis on being a locally owned and operated bank and by providing quality, personalized service to its customers.

The following shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2002			2001			2000
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate

Noninterest- bearing demand deposits	$19,879	11.6%	—%	$18,782	11.3%	—%	$20,284	11.3%	—%
Interest-bearing demand deposits	42,056	24.6	1.39	33,607	20.3	1.86	38,056	21.2	2.45
Savings accounts	18,388	10.7	1.70	16,654	10.1	1.96	17,928	10.0	2.04
Time deposits accounts	90,909	53.1	4.61	96,615	58.3	5.71	103,171	57.5	5.59

	$171,232	100.0%	2.79%	$165,658	100.0%	3.90%	$179,439	100.0%	3.94%

The distribution of the major components of deposits as of December 31, 2002 and 2001 is summarized in the balance sheets included in the 2002 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2002:

	Balance	Percentage
Maturity
Three months or less	$7,798	32.75%
Over three months to six months	4,182	17.56
Over six months to one year	7,398	31.07
Over one year	4,435	18.62

Total	$23,813	100.00%

Borrowings. The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Total borrowings decreased $23.1 million in 2002. This decrease was a result of a $3.5 million decrease in borrowed funds, due to the repayment of Federal Home Loan Bank advances and $29.2 million decrease in repurchase agreements due to a change in products offered by the Bank. Decreases in repurchase agreements and advances were partially offset by a $9.6 million increase in federal funds purchased. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2002	2001	2000

Balance at December 31	$1,622	$30,849	$24,638
Weighted average interest rate during the year	1.86%	4.16%	6.06%
Weighted average interest rate at the end of the year	2.04%	2.31%	6.10%
Maximum month-end balance	$37,594	$33,203	$26,772
Average balance for the year	25,567	27,062	19,111

Trust. The Company’s trust department primarily services LaSalle County and surrounding counties.  At December 31, 2002, the trust department had 337 trust accounts under management, 249 of which were discretionary accounts.  The trust department provides a full complement of asset management services for personal trusts, estates, and agencies.  The trust department had assets under management of approximately $45.7 million at December 31, 2002, of which $36.5 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services.  At December 31, 2002, the department managed 45 farms.  The department manages or directs approximately 8,200 acres of farmland in LaSalle County, Illinois and surrounding counties.

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

Employees.  As of December 31, 2002, the Company had 83 employees, consisting of 69 full-time employees and 14 part-time employees.  None of the employees are subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases. On December 31, 2001, the Company concluded a tender offer by acquiring 3,925 common shares for an aggregate purchase price of $196,000. During 2002, the Company repurchased 1,400 shares of its common stock for an aggregate purchase price of $74,000.

Supervision and Regulation

General. Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to applicable law.  Any change in applicable statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the ”DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Bank Insurance Fund (“BIF”), and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, also has regulatory authority over the Bank.

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

During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2002, the Bank paid supervisory assessments to the OCC totaling $71,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized”.  Under the regulations of the OCC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2002: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

Dividends. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to the directors and officers of the Company, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval.

Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.  Illinois permits interstate mergers subject to certain conditions, including a condition requiring an Illinois bank involved in an interstate merger to have been in existence and continuous operation for more than five years.

Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  The Bank has neither applied for nor received approval to establish any financial subsidiaries.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million.  The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Item 2.        Properties.

The Company’s main office is located at 701-705 LaSalle Street, Ottawa, Illinois.  The building is comprised of approximately 15,000 square feet.  The main office building is a two-story structure constructed principally of masonry which was opened in 1865.  The Company also operates three branch office facilities. A limited service branch, which contains eight drive-in lanes, is located at 300 West Madison Street, Ottawa, Illinois, and two full-service branches are located at 601 State Street, Ottawa, Illinois and 2771 North Columbus Street, Ottawa, Illinois.

The Company purchased real estate in Morris, Illinois with the intention of establishing a full service branch facility in that community.  Estimated completion and date of operation will be May 2003. In addition, an extensive remodeling project of the main banking facility was concluded in the third quarter of 2002. The Company believes that its facilities are otherwise adequate to serve its present needs.  The main banking office and branch offices are owned by the Company in fee and are unencumbered.

Item 3.        Legal Proceedings.

The Company is from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. The Company is not engaged in any legal proceedings of a material nature at the present time.

Item 4.        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.        Market For Registrant’s Common Equity and Related Stockholder Matters

See page 42 of the 2002 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) which is incorporated herein by reference.

Item 6.        Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Data” on page 1 of the 2002 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 14 of the 2002 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 9 of the 2002 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

The consolidated financial statements of the Registrant and the Independent Auditors’ Report as set forth on pages 15 through 41 of the 2002 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

Annual Report to Stockholders Page

Independent Auditors’ Report	15

Consolidated Balance Sheets as of December 31, 2002 and 2001	16

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000	17

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	18

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	19

Notes to the Consolidated Financial Statements	20

Parent Company Only Financial Statements	39

The portions of the 2002 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.        Changes in and Disagreements with accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.                Directors and Executive Officers at the Registrant

The information set forth under the captions “Information Regarding Nominees and Executive Officers” and “Section 16 Beneficial Ownership Reporting Compliance” of the Registrant’s Proxy Statement, relating to the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.                Executive Compensation

The information set forth under the caption “Executive Compensation” of the Registrant’s Proxy Statement, relating to the 2003 Annual Meeting of Stockholders is incorporated herein by reference, except for the “Stockholder’s Performance Table” and the “Board Compensation Committee’s Report on Compensation”, which are not hereby incorporated.

Item 12.                Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Registrant’s Proxy Statement, relating to the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2002 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	0	0	150,000

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	150,000

Item 13.                Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement, relating to the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-k

(a)	1.	Financial Statements

All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

	2.	Financial Statement Schedules Not applicable.

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

		3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc.

		3(ii)	By-Laws of First Ottawa Bancshares, Inc.

		10.1	Employment Agreement for J. Brown*

		10.2	Severance Agreement with Donald J. Harris*

		13.1	Annual Report to Stockholders

		21.1	Subsidiaries

		24.1	Power of Attorney

		99.1	Certification of Chief Executive Officer

		99.2	Certification of Chief Financial Officer

* Indicates management contract or compensation plan or arrangement.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.

By:	/s/ Joachim Brown
Joachim Brown, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Donald J. Harris
Donald J. Harris, Principal Financial Officer

Date:  March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joachim Brown	Director and President/	March 28, 2003
Joachim Brown	Chief Executive Officer

/s/ Bradley J. Armstrong*	Director	March 28, 2003
Bradley J. Armstrong

/s/ John L. Cantlin*	Director	March 28, 2003
John L. Cantlin

/s/ Patty P. Godfrey*	Director	March 28, 2003
Patty P. Godfrey

/s/ Thomas E. Haeberle*	Director	March 28, 2003
Thomas E. Haeberle

/s/ Donald J. Harris*	Director and Executive	March 28, 2003
Donald J. Harris	Vice President, Cashier and Trust Officer/Chief Operating Officer

/s/ Erika L. Schmidt*	Director	March 28, 2003
Erika L. Schmidt

/s/ Thomas P. Rooney*		Director	March 28, 2003
Thomas P. Rooney

/s/ William J. Walsh*		Director	March 28, 2003
William J. Walsh

* By	/s/ Joachim Brown	Individually and as	March 28, 2003
	Joachim Brown	Attorney-in-Fact

I, Joachim J. Brown, Chief Executive Officer of the Company, certify that:

1.	I have reviewed this annual report on Form 10-K of First Ottawa Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Joachim J. Brown
Joachim J. Brown Chief Executive Officer

I, Donald J. Harris, Principal Financial Officer of the Company, certify that:

1.	I have reviewed this annual report on Form 10-K of First Ottawa Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Donald J. Harris
Donald J. Harris Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto

3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)		X

3(ii)	By-Laws of First Ottawa Bancshares, Inc.		X

10.1	Employment Agreement for J. Brown		X

10.2	Severance Agreement with Donald J. Harris	the registrant’s annual report on Form 10-K for the year ended December 31, 2001 (SEC file no. 000-30495)

13.1	2002 Annual Report to Stockholders		X

21.1	Subsidiaries		X

24.1	Power of Attorney		X

99.1	Certification of Chief Executive Officer		X

99.2	Certification of Chief Financial Officer		X

E-1