Form 10-Q
period 2003-03-31
FIRST OTTAWA BANCSHARES INC
filed 2003-05-15
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(815) 434-0044

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 14, 2003, the Registrant had outstanding 656,956 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,034	$8,606
Certificates of deposit	13,086	12,985
Securities available-for-sale	93,494	98,885
Loans held for sale	2,108	1,811
Loans, less allowance for loan losses of $1,172 and $1,167	110,484	108,476
Premises and equipment, net	4,856	4,555
Interest receivable and other assets	5,278	5,344

Total assets	$237,340	$240,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Demand – non-interest-bearing	$19,076	$19,475
NOW accounts	45,678	54,537
Money market accounts	9,469	9,186
Savings	19,920	19,513
Time, $100,000 and over	29,317	23,813
Other time	65,068	67,243
Total deposits	188,528	193,767

Federal funds purchased	18,900	14,700
Securities sold under agreements to repurchase	1,071	1,622
Borrowings	177	652
Interest payable and other liabilities	3,186	4,738
Total liabilities	211,862	215,479

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,000	4,000
Retained earnings	24,105	23,491
Treasury stock, at cost, 93,044 shares	(5,270)	(5,270)
Accumulated other comprehensive income	1,893	2,212
Total shareholders’ equity	25,478	25,183

Total liabilities and shareholders’ equity	$237,340	$240,662

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2003 and 2002

(In thousands, except share and per share data)

(Unaudited)

	2003	2002
Interest income
Loans	$1,965	$2,021
Securities
Taxable	909	1,058
Exempt from federal income tax	196	228
Certificates of deposit	105	10
Federal funds sold	—	1
Total interest income	3,175	3,318

Interest expense
NOW account deposits	123	75
Money market deposit accounts	29	41
Savings deposits	62	80
Time deposits	906	1,180
Repurchase agreements	7	158
Federal funds purchased	57	15
Borrowings	3	29
Total interest expense	1,187	1,578

NET INTEREST INCOME	1,988	1,740
Provision for loan losses	30	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	1,958	1,710

Noninterest income
Service charges on deposit accounts	189	183
Trust and farm management fee income	114	114
Gain on loan sales	220	60
Other income	103	167
Total noninterest income	626	524

Noninterest expenses
Salaries and employee benefits	967	963
Occupancy and equipment expense	226	200
Data processing expense	114	117
Supplies	31	31
Advertising and promotions	17	24
Professional fees	65	88
Other expenses	334	195
Total noninterest expenses	1,754	1,618

INCOME BEFORE INCOME TAXES	830	616

Provision for income taxes	216	94

NET INCOME	$614	$522

Earnings per share	$0.94	$0.79

Average shares outstanding	656,956	658,356

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2003 and 2002

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2003	$750	$4,000	$23,491	$(5,270)	$2,212	$25,183

Net income	—	—	614	—	—	614

Unrealized net loss on securities available-for-sale, net of reclassi-fications and tax effects	—	—	—	—	(319)	(319)

Comprehensive income	—	—	—	—	—	295

Balance at March 31, 2003	$750	$4,000	$24,105	$(5,270)	$1,893	$25,478

Balance at January 1, 2002	$750	$4,000	$23,178	$(5,196)	$175	$22,907

Net income	—	—	522	—	—	522

Unrealized net loss on securities available-for-sale, net of reclassi-fications and tax effects	—	—	—	—	(323)	(323)

Comprehensive income	—	—	—	—	—	199

Balance at March 31, 2002	$750	$4,000	$23,700	$(5,196)	$(148)	$23,106

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$614	$522
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	(2)	(1)
Provision for loan losses	30	30
Depreciation and amortization	55	75
Premium amortization on securities, net	46	25
Net change in loans held for sale	(77)	832
Gain on loan sales	(220)	(8)
Loss on sale of other real estate owned	13	—
Change in interest receivable and other assets	(116)	170
Change in interest payable and other liabilities	(72)	(995)
Net cash from operating activities	271	650

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities	4,862	3,544
Proceeds from maturities of certificates of deposit	99	—
Purchases of certificates of deposit	(200)	(150)
Net change in loans receivable	(2,036)	271
Proceeds from sale of other real estate owned	166	—
Property and equipment expenditures	(353)	(1,234)
Net cash from investing activities	2,538	2,431

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(5,239)	(3,431)
Change in federal funds purchased	4,200	(2,350)
Change in securities sold under agreements to repurchase	(551)	1,548
Repayment of borrowings	(475)	—
Dividends paid	(1,316)	(1,324)
Net cash used in financing activities	(3,381)	(5,557)

Change in cash and cash equivalents	(572)	(2,476)

Cash and cash equivalents at beginning of period	8,606	7,933

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,034	$5,457

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2003 and 2002

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form K for 2002 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date.

During 2001, First Ottawa Bancshares, Inc. (Company) organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products.  There was no significant activity at this subsidiary through March 31, 2003.

NOTE 2 – CAPITAL RATIOS

At the dates indicated, the Company’s and Bank’s capital ratios were the same and were:

	March 31, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,170	17.4%	$23,542	17.5%
Tier I capital (to risk-weighted assets)	22,998	16.6%	22,375	16.6%
Tier I capital (to average assets)	22,998	9.6%	22,375	9.5%

At the dates indicated, the Company’s and the Bank’s capital ratios were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 3 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At March 31, 2003, the Company had $2.1 million of certificates of deposit, which mature in 2006, 2007, and 2008, in which it pays the Federal Home Loan Bank a weighted average interest rate of 2.95% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $5.1 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006, 2007, and 2008.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in interest income.  At March 31, 2003, the  Bank had allocated $585,000 to this asset and recorded a valuation allowance of $47,000, which is classified with the certificates of deposit caption on the consolidated balance sheet.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Credit Losses- The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures.  The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Mortgage Servicing Rights- Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Derivatives- As a part of the Company’s funding strategy, derivative financial instruments, all of which are interest rate swap arrangements, are used to reduce exposure to changes in interest rates for certain financial instruments.  These derivatives are accounted for by recognizing the fair value of the contracts on the balance sheet.  The valuation of these derivatives is considered critical because carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for the interest rate swaps and related deposit products are provided by third parties.

Additionally, the Company has purchased certificate of deposits which contain an equity related embedded derivative component.  The initial investment in the certificate of deposit is not at risk but the return on the investment is based on appreciation in the S&P 500 Index.  Accordingly, the fair value of the embedded derivative is recorded at fair value as an adjustment to the certificate of deposit and interest income.

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2003 were $237.3 million contrasted to $240.7 million at December 31, 2002, a decrease of $3.4 million, or 1.4%.  This decrease was the result of a decrease in cash and due from banks, securities available for sale, and other assets, partially offset by an increase in loans and modest increases in certificates of deposits at other financial institutions, loans held for sale and bank premises and equipment. Loans increased $2.0 million primarily due to an increase in the commercial loan portfolio. The increase in loans was funded by a decrease in securities and an increase in federal funds purchased. Securities available for sale decreased by  $5.4 million, primarily as a result of the decrease in the market value of the securities portfolio and maturities of securities during the quarter.  Loans held for sale increased $297,000 as customers refinanced loans in reaction to the current rate environment during the first three months of the year.   Cash and due from banks decreased $572,000 as a result of a reduction in the balance due from the Federal Reserve Bank at March 31, 2002.  Premises and equipment increased by $301,000 due to capital expenditures on existing buildings and the start of construction on a new Morris, Illinois branch facility. The Bank anticipates additional 2003 capital expenditures of approximately $700,000 to complete this branch facility.

Total liabilities at March 31, 2003 were $211.9 million compared to $215.5 million at December 31, 2002, a decrease of $3.6 million, or 1.7%. This decrease was a result of  a decrease in deposits, repurchase agreements, other borrowings and other liabilities, partially offset by an increase in federal funds purchased.  Deposits decreased by $5.2 million,  from $193.8 million at December 31, 2002, to $188.5 million at March 31, 2003, primarily due to reductions in State of Illinois public funds and also offered rates on time deposits.  Federal funds purchased totaled $18.9 million at March 31, 2003, a $4.2 million increase from December 31, 2002. Other liabilities decreased by $1.6 million due to the reduction of dividends payable of $1.3 million as of December 31, 2002 and decreases in interest payable due to the decline in deposit balances and deposit interest rates during the quarter ended March 31, 2003.  Securities sold under agreements to repurchase decreased $551,000 million to $1.1 million as of March 31, 2003. This decrease was due to the maturity of an agreement with a local municipality.

Total equity was $25.5 million at March 31, 2003 compared to $25.2 million at December 31, 2002.  This increase was the result of $614,000 of additional retained earnings from net income for the quarter ended March 31, 2003 and a decrease of $319,000, net of tax, in the Company’s investment portfolio due to increasing interest rates.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2003 was $614,000, or $.94 per share, a 17.6% increase compared to $522,000, or $.79 per share, in the first quarter of 2002.  The increase in net income for the quarter was primarily the result of an increase in net interest income of $248,000, and an increase in non-interest income of $102,000. These changes were partially offset by an increase in non interest expense of $136,000, and a $122,000 increase in the provision for income taxes.  This increase in the Company’s tax provision reflected both an increase in pre-tax income and a migration from tax exempt to taxable investments held in the securities portfolio.

The annualized return on average assets was 1.04% in the first quarter of 2003 compared to .99% in the first quarter of 2002.   The annualized return on average equity increased to 10.58% in the first quarter of 2003 from 9.73% in the first quarter of 2002.

NET INTEREST INCOME

Net interest income was $2.0 and $1.8 million for the three months ended March 31, 2003 and 2002.  Total interest income declined to $3.2 million for the three months ended March 31, 2003 from $3.3 million for the same period ended March 31, 2002.  This decrease was primarily the result of a decrease in interest income from securities to $1.1 million for the three months ended March 31, 2003 from $1.3 million for the same period a year earlier. This decrease was mitigated by an increase in interest income from investment certificates of deposits of $95,000 and a similar decline in interest expense, to $1.2 million for the three months ended March 31, 2003 from $1.6 million for the same period ended March 31, 2002, a 25% decrease.

The Company’s net interest margin was 3.71% for the three months ended March 31, 2003 and 3.59% a year earlier.  The yield on average earning assets decreased to 5.87% for the three months ended March 31, 2003 from 6.42% for the same period ended March 31, 2002, a 55 basis point decline.  This decrease was offset by a corresponding decrease in the cost of funds to 2.52% from 3.52% paid for the same period ended March 31, 2002, a 100 basis point decline. These decreases were reflective of  the declining rate environment throughout 2002, with the low rates continuing into 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses remained constant at $30,000 in the first quarter of 2003 compared to the same period in 2002. As of March 31, 2003, the allowance for loan losses totaled $1.2 million, or 1.05% of total loans, which is a slight decrease from 1.06% as of December 31, 2002.  Nonaccrual loans decreased from $364,000 at December 31, 2002 to $170,000 at March 31, 2003. Nonperforming loans, including nonaccrual loans, decreased $490,000 to $631,000 over the same period.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the possible continued weak economy for the remainder of 2003. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at March  31, 2003. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $626,000 for the three months ended March 31, 2003 compared to $524,000 for the same period in 2002, an increase of $102,000 or 19.5%. The increase in noninterest income was primarily due to increased mortgage refinancing activity in the low rate environment. Gains on loan sales to the secondary market increased $160,000 to $220,000 in 2003 compared to 2002. Service charges on deposit accounts increased modestly by $6,000, or 3.3%, to $189,000. Trust and farm management fee income remained constant at $114,000 in 2003 compared to the same period in 2002.  Other income decreased $64,000 to $103,000, largely due to a decrease in income related to bank owned life insurance proceeds.

NONINTEREST EXPENSE

The Company’s non-interest expense was $1.8 and $1.6 million for the three months ended March 31, 2003 and 2002.  Salaries and benefits increased $4,000, or .4%, to $967,000.  Increases in occupancy and equipment expense of $26,000 and other expenses of $139,000 were offset to some extent by decreases in professional fees of $23,000, data processing expense of $3,000, and advertising expense of $7,000. The increase in occupancy and equipment expenses was due primarily to increased depreciation on capital expenditures related to the renovation of the main banking facility. Increases in other expenses resulted from increased mortgage banking expenses of $35,000, an increase in other real estate owned expense of $14,000, losses on sale of other real estate and repossessed autos of $32,000, an increase in director life insurance expense of $18,000, and other expenses related to index powered certificates of deposits of $12,000.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At March 31, 2003, cash and short-term investments totaled $15.9 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2003:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Federal funds purchased	$18,900	$18,900	$—	$—	$—
Securities sold under agreements to repurchase	1,071	1,071	—	—	—
Note payable	177	177	—	—	—

	$20,148	$20,148	$—	$—	$—

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years

Lines of credit(1)	$15,754	$7,615	$845	$1,213	$6,081
Standby letters of credit(1)	190	190	—	—	—

	$15,944	$7,805	$845	$1,213	$6,081

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

•                                        The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

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

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at March 31, 2003 and March 31, 2002.

	2003
	Amount	Net Income Change	Change
	(Dollars in Thousands)

+200 bp	$2,243	$(138)	(5.8)%
Base	2,381	—	—
–200 bp	2,195	(186)	(7.8)%

	2003
	Amount	Net Income Change	Change
	(Dollars in Thousands)

+200 bp	$2,126	$(311)	(12.8)%
Base	2,437	—	—
–200 bp	2,671	234	9.6%

As shown above, at March 31, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 5.8% or approximately $138,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net interest income by 7.8% or approximately $186,000. However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be acheivable.  Net income sensitivity has decreased since March 31, 2002.

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

Reports on Form 8-K

A report on Form 8-K was filed on April 25, 2003 pursuant to Item 12, which reported, in the form of a press release, the Corporation’s financial results for the quarter ended March 31, 2003.

A report on Form 8-K was filed on May 1, 2003 under Item 4, which reported the Company’s change in independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: May 15, 2003	/S/ JOACHIM J. BROWN
Joachim J. Brown
President (Principal Executive Officer)

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

Date: May 15, 2003
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

Date: May 15, 2003
/s/ Donald J. Harris
Donald J. Harris
Principal Financial Officer