Form 10-Q
period 2003-06-30
FIRST OTTAWA BANCSHARES INC
filed 2003-08-14
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of August 14, 2003, the Registrant had outstanding 655,327 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS

Cash and cash equivalents	$11,338	$8,606

Certificates of deposit	10,323	12,985
Securities available-for-sale	89,372	98,885
Loans held for sale	1,008	1,811
Loans, less allowance for loan losses of $1,165 and $1,167	112,596	108,476
Bank premises and equipment, net	5,756	4,555
Interest receivable and other assets	5,102	5,344

Total assets	$235,495	$240,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Demand – non-interest-bearing	$18,840	$19,475
NOW accounts	51,235	54,537
Money market accounts	26,022	9,186
Savings	20,086	19,513
Time, $100,000 and over	17,755	23,813
Other time	63,993	67,243
Total deposits	197,931	193,767

Federal funds purchased	7,000	14,700
Securities sold under agreements to repurchase	134	1,622
Borrowings	267	652
Interest payable and other liabilities	4,062	4,738
Total liabilities	209,394	215,479

Commitments and contingent liabiliies

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,000	4,000
Retained earnings	24,100	23,491
Treasury stock, at cost, 94,673 and 93,044 shares	(5,361)	(5,270)
Accumulated other comprehensive income	2,612	2,212
Total shareholders’ equity	26,101	25,183

Total liabilities and shareholders’ equity	$235,495	$240,662

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Loans (including fee income)	$2,003	$2,011	$3,968	$4,032
Securities
Taxable	839	1,021	1,748	2,079
Exempt from federal income tax	190	237	386	465
Certificates of deposit	96	65	201	75
Federal funds sold	—	—	—	1
Total interest income	3,128	3,334	6,303	6,652

Interest expense
NOW account deposits	118	87	241	162
Money market deposit accounts	32	44	61	85
Savings deposits	57	85	119	165
Time deposits	828	1,053	1,734	2,233
Repurchase agreements	1	143	8	301
Borrowings	1	29	4	58
Federal funds purchased	74	22	131	37
Total interest expense	1,111	1,463	2,298	3,041

NET INTEREST INCOME	2,017	1,871	4,005	3,611

Provision for loan losses	30	30	60	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,987	1,841	3,945	3,551
Noninterest income
Service charges on deposit accounts	194	183	383	366
Trust and farm management fee income	114	114	228	228
Gain on loan sales	273	47	493	107
Other income	147	154	250	321
Total noninterest income	728	498	1,354	1,022

Noninterest expenses
Salaries and employee benefits	1,055	937	2,022	1,900
Occupancy and equipment expense	229	210	455	410
Data processing expense	106	106	220	223
Supplies	26	33	57	64
Advertising and promotions	18	25	35	49
Professional fees	88	124	153	212
Other expenses	300	282	634	477
Total noninterest expenses	1,822	1,717	3,576	3,335

INCOME BEFORE INCOME TAXES	893	622	1,723	1,238

Provision for income taxes	241	139	457	233

NET INCOME	$652	$483	$1,266	$1,005

Earnings per share-basic and diluted	$0.99	$0.73	$1.93	$1.53

Average shares outstanding-basic and diluted	656,429	658,356	656,691	658,356

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2002 and 2001

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2003	$750	$4,000	$23,491	$(5,270)	$2,212	$25,183

Net income	—	—	1,266	—	—	1,266

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	400	400

Comprehensive income						1,666

Cash dividends declared ($1 per share)	—	—	(657)	—	—	(657)

Purchase of 1,629 Treasury shares	—	—	—	(91)	—	(91)

Balance at June 30, 2003	$750	$4,000	$24,100	$(5,361)	$2,612	$26,101

Balance at January 1, 2002	$750	$4,000	$23,178	$(5,196)	$175	$22,907

Net income	—	—	1,005	—	—	1,005

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	1,318	1,318

Comprehensive income						2,323

Cash dividends declared ($1 per share)	—	—	(658)	—	—	(658)

Balance at June 30, 2002	$750	$4,000	$23,525	$(5,196)	$1,493	$24,572

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,266	$1,005
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	(3)	(3)
Provision for loan losses	60	60
Depreciation and amortization	164	149
Premium amortization on securities, net	96	45
Net real estate loans originated for sale	1,296	815
Gain on loan sales	(493)	(107)
Gain on sale/call of securities available-for-sale	—	(1)
Loss on sale of other real estate owned	13	5
Change in interest receivable and other assets	55	363
Change in interest payable and other liabilities	(224)	(1,043)
Net cash from operating activities	2,230	1,288

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of securities available-for-sale	—	252
Proceeds from maturities of securities	10,204	7,230
Purchases of securities available-for-sale	(180)	(3,510)
Proceeds from maturities of certificates of deposit	3,062	—
Purchases of certificates of deposit	(400)	(3,467)
Net change in loans receivable	(4,177)	(590)
Proceeds from sale of other real estate owned	166	70
Property and equipment expenditures	(1,357)	(1,492)
Net cash from investing activities	7,318	(1,507)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in deposits	4,164	(3,001)
Change in federal funds purchased	(7,700)	3,100
Change in other borrowings	(385)	400
Change in securities sold under agreements to repurchase	(1,488)	(1,966)
Purchase of treasury shares	(91)	—
Dividends paid	(1,316)	(1,325)
Net cash from financing activities	(6,816)	(2,792)

Change in cash and cash equivalents	2,732	(3,011)

Cash and cash equivalents at beginning of period	8,606	7,933

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,338	$4,922

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

June 30, 2003 and 2002

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2002 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date.

During 2001, First Ottawa Bancshares, Inc. (Company) organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products.  There was no significant activity at this subsidiary through June 30, 2003.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (in thousands)	$652	$483	$1,266	$1,005
Weighted Average Shares outstanding	656,429	658,356	656,691	658,356
Effect of dilutive securities:
Stock options	—	—	—	—
Shares used to compute diluted earnings per share	656,429	658,356	656,691	658,356
Earnings per share:

Basic	$0.99	$0.73	$1.93	$1.53
Diluted	0.99	0.73	1.93	1.53

Options to purchase 6,750 shares at June 30, 2003 were not included in the earnings per share calculation as they were anti-dilutive.

NOTE 3 – CAPITAL RATIOS

At the end of the period,  the Company’s and Bank’s capital ratios were the same and were:

	June 30, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,337	17.3%	$23,542	17.5%
Tier I capital (to risk-weighted assets)	23,172	16.5%	22,375	16.6%
Tier I capital (to average assets)	23,172	9.9%	22,375	9.5%

At June 30, 2003, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At June 30, 2003, the Company had $2.3 million of certificates of deposit, which mature in 2006, 2007, and 2008, in which it pays the Federal Home Loan Bank a weighted average interest rate of 2.91% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $5.3 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006, 2007, and 2008.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At June 30, 2003, the  Bank had allocated $981,000 to this asset and recorded a valuation allowance of $247,000, which is classified with the certificates of deposit caption on the consolidated balance sheet.

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

Stock Compensation- Grants under the Company’s  stock incentive plan are accounted for under the provisions of Statement of Accounting Standards (SFAS) No. 123, applying the fair value method and the use of an option pricing model to estimate the value of the options granted. The stock options are granted with an exercise price equal to the market price at the date of grant. Resulting compensation expense,  under  the stock options is measured and recorded based on the estimated value of the options.

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2003 were $235.5 million contrasted to $240.7 million at December 31, 2002, a decrease of $5.2 million, or 2.1%.  This decrease was the result of a decrease in securities available for sale, certificates of deposits at other financial institutions, modest decreases in  loans held for sale and other assets, partially offset by an increase in cash and cash equivalents, loans and bank premises and equipment. Cash increased as a result of an increase in the balance kept at the Federal Reserve as a reserve requirement. This increased reserve was needed due to a spike in municipality transaction accounts during the month of June. Loans increased $4.1 million, primarily due to a $10.1 million increase in the commercial loan portfolio which was partially offset by decreases in the real estate and installment portfolios. The increase in loans was funded by a decrease in securities and certificates of deposits at other financial institutions. Securities available for sale decreased by  $9.5 million while certificates of deposits at other financial institutions decreased by $2.7 million as a result of maturities during the quarter. In addition to a funding source for loans, maturities also were used to pay down federal funds purchased balances. Loans held for sale decreased modestly by $803,000 as customers continued refinancing mortgage loans in reaction to the current rate environment during the first six months of the year.  Premises and equipment increased by $1.2 million due to capital expenditures on land in Yorkville, Illinois and the construction on a new Morris, Illinois branch facility. The Bank anticipates additional 2003 capital expenditures of approximately $150,000 to complete this branch facility, which opened for business on July 21, 2003.

The Company has purchased real estate in Yorkville, Illinois with the intention of establishing a full service branch facility in that community. Construction on the facility is anticipated to commence during the second quarter of 2004, with an expected completion date during the first quarter of 2005.

Total liabilities at June 30, 2003 were $209.4 million compared to $215.5 million at December 31, 2002, a decrease of $6.1 million, or 2.8%. This decrease was a result of  a decrease in federal funds purchased, repurchase agreements, other borrowings and other liabilities, partially offset by an increase in deposits.  Deposits increased by $4.2 million,  from $193.8 million at December 31, 2002, to $197.9 million at June 30, 2003, primarily due to increases in local municipality and county funds resulting from real estate tax payments.  Federal funds purchased totaled $7.0 million at June 30, 2003, a $7.7 million decrease from December 31, 2002. Other liabilities decreased by $676,000, primarily due to the reduction of dividends payable from $1.3 million as of December 31, 2002, to $657,000 as of June 30, 2003.  Securities sold under agreements to repurchase decreased $1.4 million to $134,000 as of June 30, 2003. This decrease was due to the maturity of an agreement with a local municipality.

Total equity was $26.1 million at June 30, 2003 compared to $25.2 million at December 31, 2002.  This increase was the result of $1.3 million of additional retained earnings from net income for the period ended June 30, 2003 and an increase of $400,000, net of tax, in the Company’s investment portfolio due to decreasing interest rates. These increases were offset by a $91,000 purchase of Treasury shares and the declaration of dividends payable in July 2003.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2003 was $652,000, or $.99 per share, a 35.0% increase compared to $483,000, or $.73 per share, in the second quarter of 2002.  The increase in net income for the quarter was primarily the result of an increase in net interest income of $146,000, and an increase in non-interest income of $230,000. These changes were partially offset by an increase in non interest expense of $105,000, and a $102,000 increase in the provision for income taxes.  This increase in the Company’s tax provision reflected both an increase in pre-tax income and a continued migration from tax exempt to taxable investments held in the securities portfolio.

During the six months ended June 30, 2003, net income was $1.27 million, or $1.93 per share, compared to $1.01 million, or $1.53 per share during the first six months of 2002.  This 25.7% increase in net income for the six month period was primarily due to a $394,000 increase in net interest income, or 10.9%, and an increase in non-interest income of $332,000, or 32.5%. Increases in income were partially offset by an increase in non-interest expense of $241,000, or 7.2%, and an increase in income tax expense of $224,000, or 96.1%. This increase in the Company’s tax provision reflected both an increase in pre-tax income and a migration from tax exempt to taxable investments held in the securities portfolio.

The annualized return on average assets was 1.08% for the six months ended June 30, 2003, compared to .87% in  2002.   The annualized return on average equity increased to 10.9% for the six months ended June 30, 2003, from 8.78% in 2002.

NET INTEREST INCOME

Net interest income was $2.0 million and $1.9 million for the three months ended June 30, 2003 and 2002.  Total interest income declined to $3.1 million for the three months ended June 30, 2003 from $3.3 million for the same period ended June 30, 2002, a 6.1% decrease.  This decrease was primarily the result of a decrease in interest income from securities to $1.0 million for the three months ended June 30, 2003 from $1.3 million for the same period a year earlier. This decrease was mitigated by an increase in interest income from investment certificates of deposits of $31,000 and a similar decline in interest expense, to $1.1 million for the three months ended June 30, 2003 from $1.5 million for the same period ended June 30, 2002, a 26.6% decrease.

Net interest income for the six months ended June 30, 2003 and 2002 was $4.0 and $3.6 million, respectively. The Company’s net interest margin was 3.73% for the six months ended June 30, 2003 and 3.52% a year earlier.  The yield on average earning assets decreased to 5.84% for the six months ended June 30, 2003 from 6.34% for the same period ended June 30, 2002, a decline of 50 basis points.  This decrease was partially offset by a corresponding decrease in the cost of funds to 2.46% from 3.34% paid for the same period ended June 30, 2002, an 88 basis point decline. These decreases were reflective of  the declining rate environment throughout 2002 and the low rate environment which was sustained during  the first six months of 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses remained constant at $30,000 in the second quarter of 2003 compared to the same period in 2002. As of June 30, 2003, the allowance for loan losses totaled $1.2 million, or 1.02% of total loans, which is a slight decrease from 1.06% as of December 31, 2002.  Nonaccrual loans decreased from $364,000 at December 31, 2002 to $255,000 at June 30, 2003. Nonperforming loans, including nonaccrual loans, decreased $215,000 to $906,000 over the same period.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the possible continued weak economy for the remainder of 2003. Should the current economic climate continue, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at June  30, 2003. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $728,000 for the three months ended June 30, 2003 compared to $498,000 for the same period in 2002, an increase of $230,000 or 46.2%. The increase in noninterest income was primarily due to increased mortgage refinancing activity in the low rate environment. Gains on loan sales to the secondary market increased $226,000 to $273,000 in 2003 compared to 2002. Service charges on deposit accounts increased modestly by $11,000, or 6%, to $194,000. Trust and farm management fee income remained constant at $114,000 in 2003 compared to the same period in 2002.  Other income decreased $6,000 to $147,000, largely due to a decrease in income related to bank owned life insurance policies.

For the six months ended June 30, 2003, non-interest income increased by 32.5% or $332,000 to $1.3 million.  Service charges on deposit accounts increased modestly by $17,000, or 4.6%.  Gains on loan sales to the secondary market increased $386,000 due to increased origination and refinancing volume, and other fees and commissions decreased $70,000 due to decreased income related to bank owned life insurance. The increase in gains on sale of loans resulted primarily from the continuing low interest rate environment. While interest rates remain at historically low levels, management does not anticipate that the level of gains on sale of loans will continue throughout the entire year.

NONINTEREST EXPENSE

The Company’s non-interest expense was $1.8 and $1.7 million for the three months ended June 30, 2003 and 2002.  Salaries and benefits, which is the largest component of non-interest expense, increased $118,000, or 12.6%, to $1.1 million.  Increases in occupancy and equipment expense of $19,000 and other expenses of $18,000 were offset to some extent by decreases in professional fees of $36,000, supplies expense of $7,000, and advertising expense of $7,000. Increased salaries and benefits were primarily a result of additional personnel hired to staff the Morris, Illinois facilility, which opened in July 2003. The increase in occupancy and equipment expenses was due primarily to increased depreciation on capital expenditures related to the renovation of the main banking facility.  Increases in other expenses resulted from increased mortgage banking expenses of $33,000,  an increase in director life insurance expense of $18,000, and other expenses related to index powered certificates of deposit of $12,000. These increases were partially offset by decreases in other real estate owned expense and losses on sale of other real estate and repossessed autos of $25,000,  in addition to decreased credit card losses of $21,000.

For the six months ended June 30, 2003, non-interest expense increased $241,000 to $3.6 million, or 7.2%, compared to the year earlier period.  Salaries and benefits increased $122,000, or 6.4%, to $2.0 million.  Professional fees, supplies expense, data processing, advertising and promotion expense declined $83,000 in total due to a disciplined approach to controlling costs.    Other expenses increased $157,000 primarily due to increases in mortgage banking related expenses, an increase in director life insurance expense and other expenses related to index powered certificates of deposit, which were partially offset by reductions in expenses related to repossessed assets and credit card losses.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2003, cash and short-term investments totaled $29.5 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2003:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Federal funds purchased	$7,000	$7,000	$—	$—	$—
Securities sold under agreements to repurchase	134	134	—	—	—
Note payable	267	267	—	—	—

	$7,401	$7,401	$—	$—	$—

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years

Lines of credit(1)	$13,466	$5,325	$765	$1,122	$6,254
Standby letters of credit(1)	165	165	—	—	—
Other commitments to extend credit(1)	—	—	—	—	—

	$13,631	$5,490	$765	$1,122	$6,254

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

RECENT DEVELOPMENTS

On July 18, 2003, the Company announced that the Bank entered into a definitive agreement with First Midwest Bancorp, Inc., to purchase the two banking branches of First Midwest Bank located in Streator, Illinois.   The transaction will consist of approximately $73,000,000 in deposits and approximately $15,000,000 in loans as well as the two branch locations in Streator.  The transaction is projected to close in the fourth quarter, following receipt of regulatory approval.

SAFE HARBOR STATEMENT

This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at June 30, 2003 and June 30, 2002.

	2003 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,194	$(59)	(2.62)%
Base	2,253	—	—
-200 bp	2,049	(204)	(9.03)%

	2002 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,102	$(253)	(10.7)%
Base	2,355	—	—
-200 bp	2,571	216	9.2%

As shown above, at June 30, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 2.62% or approximately $59,000.  The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 9.03% or approximately $204,000.  However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be acheivable.  Net income sensitivity has decreased since June 30, 2002.

ITEM 4:   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

None

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Directors

At the Annual Meeting of Stockholders on May 21, 2003 Bradley J. Armstrong,  Donald J. Harris, and Thomas P. Rooney were elected to serve as Class I directors until the 2006 Annual Meeting of Stockholders. Joachim J. Brown, John L. Cantlin and Patty Godfrey continue to serve as Class II directors with a term expiring in 2004 and Thomas E. Haeberle, Erika L Schmidt and William J Walsh continue to serve as Class III directors with a term expiring in 2005.  The voting for each Class I director was as follows:

	Votes For	Votes Withheld
Bradley J. Armstrong	525,517	13,386
Donald J. Harris	529,363	9,540
Thomas P. Rooney	522,677	16,226

ITEM 5.                    OTHER INFORMATION

None

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1            Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2            Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

A report on Form 8-K was filed on April 25, 2003 pursuant to Item 12, which reported, in the form of a press release, the Corporation’s financial results for the quarter ended March 31, 2003.

A report on Form 8-K was filed on May 1, 2003 under Item 4, which reported the Company’s change in independent public accountants.

A report on Form 8-K was filed on July 18, 2003 pursuant to Item 5, which reported, in the form of a press release, that the Corporation’s subsidiary bank, First National Bank of Ottawa, entered into a definitive agreement with First Midwest Bank to purchase two banking branches of First Midwest Bank located in Streator, Illinois.

A report on Form 8-K was filed on July 25, 2003 pursuant to Item 12, which reported, in the form of a press release, the Corporation’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ JOACHIM J. BROWN
Joachim J. Brown
President (Chief Executive Officer)

/S/ VINCENT G. EASI
Vincent G. Easi
Chief Financial Officer