Form 10-Q
period 2003-09-30
FIRST OTTAWA BANCSHARES INC
filed 2003-11-13
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 13, 2003, the Registrant had outstanding 652,627 shares of common stock, $1.00 par value per share.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS

Cash and cash equivalents	$8,094	$8,606

Certificates of deposit	9,373	12,985
Securities available-for-sale	87,066	98,885
Loans held for sale	1,791	1,811
Loans, less allowance for loan losses of $1,123 and $1,167	113,593	108,476
Bank premises and equipment, net	6,365	4,555
Interest receivable and other assets	5,536	5,344

Total assets	$231,818	$240,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Demand – non-interest-bearing	$18,493	$19,475
NOW accounts	56,290	54,537
Money market accounts	18,158	9,186
Savings	20,395	19,513
Time, $100,000 and over	21,938	23,813
Other time	63,276	67,243
Total deposits	198,550	193,767

Federal funds purchased	2,360	14,700
Securities sold under agreements to repurchase	1,545	1,622
Borrowings	430	652
Interest payable and other liabilities	3,219	4,738
Total liabilities	206,104	215,479

Commitments and contingent liabiliies

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,004	4,000
Retained earnings	24,727	23,491
Treasury stock, at cost, 97,373 and 93,044 shares	(5,524)	(5,270)
Accumulated other comprehensive income	1,757	2,212
Total shareholders’ equity	25,714	25,183

Total liabilities and shareholders’ equity	$231,818	$240,662

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans (including fee income)	$2,016	$2,064	$5,984	$6,154
Securities
Taxable	814	942	2,562	3,021
Exempt from federal income tax	183	229	569	694
Certificates of deposit	76	76	277	151
Federal funds sold	5	12	5	13
Total interest income	3,094	3,323	9,397	10,033

Interest expense
NOW account deposits	99	94	340	256
Money market deposit accounts	76	33	137	118
Savings deposits	46	79	165	244
Time deposits	769	1,001	2,503	3,234
Repurchase agreements	—	144	8	445
Borrowings	2	28	6	86
Federal funds purchased	20	7	151	44
Total interest expense	1,012	1,386	3,310	4,427

NET INTEREST INCOME	2,082	1,937	6,087	5,606

Provision for loan losses	30	30	90	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

2,052

1,907

5,997

5,516

Noninterest income
Service charges on deposit accounts	224	212	607	578
Trust and farm management fee income	114	114	342	342
Gain on loan sales	155	73	648	131
Securities gains(losses), net	1	86	1	87
Other income	120	174	370	485
Total noninterest income	614	659	1,968	1,623

Noninterest expenses
Salaries and employee benefits	964	953	2,986	2,853
Occupancy and equipment expense	250	215	705	625
Data processing expense	115	108	335	331
Supplies	35	28	92	92
Advertising and promotions	18	25	53	74
Professional fees	138	81	291	293
Other expenses	294	275	928	752
Total noninterest expenses	1,814	1,685	5,390	5,020

INCOME BEFORE INCOME TAXES	852	881	2,575	2,119

Provision for income taxes	225	220	682	453

NET INCOME	$627	$661	$1,893	$1,666

Earnings per share-basic and diluted	$0.96	$1.00	$2.88	$2.53

Average shares outstanding-basic and diluted	655,151	658,356	656,172	658,356

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months ended September 30, 2003 and 2002
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2003	$750	$4,000	$23,491	$(5,270)	$2,212	$25,183

Net income	—	—	1,893	—	—	1,893

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	(455)	(455)

Comprehensive income						1,666

Cash dividends declared ($1 per share)	—	—	(657)	—	—	(657)

Vested options outstanding	—	4	—	—	—	4

Purchase of 4,329 Treasury shares	—	—	—	(254)	—	(254)

Balance at September 30, 2003	$750	$4,004	$24,727	$(5,524)	$1,757	$25,714

Balance at January 1, 2002	$750	$4,000	$23,178	$(5,196)	$175	$22,907

Net income	—	—	1,666	—	—	1,666

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	1,989	1,989

Comprehensive income						3,655

Cash dividends declared ($1 per share)	—	—	(658)	—	—	(658)

Balance at September 30, 2002	$750	$4,000	$24,186	$(5,196)	$2,164	$25,904

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,893	$1,666
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	(3)	(4)
Provision for loan losses	90	90
Depreciation and amortization	265	225
Premium amortization on securities, net	138	74
Net real estate loans originated for sale	668	703
Gain on loan sales	(648)	(131)
Gain on sale/call of securities available-for-sale	(1)	(87)
Loss on sale of other real estate owned	13	5
Change in interest receivable and other assets	(206)	99
Change in interest payable and other liabilities	31	(1,052)
Net cash from operating activities	2,240	1,588

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of securities available-for-sale	—	7,831
Proceeds from maturities of securities	14,431	12,836
Purchases of securities available-for-sale	(3,438)	(10,207)
Proceeds from maturities of certificates of deposit	5,905	—
Purchases of certificates of deposit	(2,293)	(7,705)
Change in federal funds sold	—	(5,600)
Net change in loans receivable	(5,378)	2,454
Proceeds from sale of other real estate owned	166	70
Property and equipment expenditures	(2,062)	(1,788)
Net cash from investing activities	7,331	(2,109)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in deposits	4,783	20,521
Change in federal funds purchased	(12,340)	(5,050)
Change in other borrowings	(222)	400
Change in securities sold under agreements to repurchase	(77)	(14,201)
Purchase of treasury shares	(254)	—
Dividends paid	(1,973)	(1,983)
Net cash from financing activities	(10,083)	(313)

Change in cash and cash equivalents	(512)	(834)

Cash and cash equivalents at beginning of period	8,606	7,933

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,094	$7,099

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS
(Table dollars in thousands)
September 30, 2003 and 2002

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

During 2001, First Ottawa Bancshares, Inc. (Company) organized a wholly-owned subsidiary, First Ottawa Financial Corporation, to sell insurance and investment products.  There was no significant activity at this subsidiary through September 30, 2003.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (in thousands)	$627	$661	$1,893	$1,666
Weighted Average Shares outstanding	655,151	658,356	656,172	658,356
Effect of dilutive securities:
Stock options	—	—	—	—
Shares used to compute diluted earnings per share	655,151	658,356	656,172	658,356
Earnings per share:

Basic	$0.96	$1.00	$2.88	$2.53
Diluted	0.96	1.00	2.88	2.53

Options to purchase 6,750 shares at September 30, 2003 were not included in the earnings per share calculation as they were anti-dilutive.

NOTE 3 – CAPITAL RATIOS

At the end of the period,  the Company’s and Bank’s capital ratios were the same and were:

	September 30, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,848	17.4%	$23,542	17.5%
Tier I capital (to risk-weighted assets)	23,724	16.6%	22,375	16.6%
Tier I capital (to average assets)	23,724	10.1%	22,375	9.5%

At Septemebr 30, 2003, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At Septemebr 30, 2003, the Company had $2.5 million of certificates of deposit, which mature in 2006, 2007, and 2008, in which it pays the Federal Home Loan Bank a weighted average interest rate of 2.94% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $5.7 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006, 2007, and 2008.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At September 30, 2003, the  Bank had allocated $567,000 to this asset and recorded a valuation allowance of $297,000, which is classified with the certificates of deposit caption on the consolidated balance sheet.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2003 were $231.8 million contrasted to $240.7 million at December 31, 2002, a decrease of $8.9 million, or 3.7%.  This decrease was the result of a decrease in  securities available for sale, certificates of deposits at other financial institutions, and modest decreases in cash and cash equivalents and loans held for sale, partially offset by an increase in loans and bank premises and equipment.  Loans increased $5.1 million, primarily due to growth in the commercial and installment loan portfolios which was partially offset by decreases in the residential real estate and agricultural portfolios. The increase in loans was funded by a decrease in securities and certificates of deposits at other financial institutions. Securities available for sale decreased by  $11.8 million while certificates of deposits at other financial institutions decreased by $3.6 million as a result of maturities during the quarter. In addition to a funding source for loans, maturities also were used to pay down federal funds purchased balances. Loans held for sale decreased modestly by $20,000 as customers continued refinancing mortgage loans in reaction to the current rate environment during the first nine months of the year.  Premises and equipment increased by $1.8 million due to capital expenditures on land in Yorkville, Illinois and the construction on a new Morris, Illinois branch facility which opened for business on July 21, 2003.

The Company has purchased real estate in Yorkville, Illinois with the intention of establishing a full service branch facility in that community. Construction on the facility is anticipated to commence during the second quarter of 2004, with an expected completion date during the first quarter of 2005.

Total liabilities at September 30, 2003 were $206.1 million compared to $215.5 million at December 31, 2002, a decrease of $9.4 million, or 4.4%. This decrease was a result of  a decrease in federal funds purchased, repurchase agreements, other borrowings and other liabilities, partially offset by an increase in deposits.  Deposits increased by $4.8 million,  from $193.8 million at December 31, 2002, to $198.6 million at September 30, 2003, primarily due to increases in local municipality and county funds resulting from real estate tax payments.  Federal funds purchased totaled $2.4 million at September 30, 2003, a $12.3 million decrease from December 31, 2002. Other liabilities decreased by $1.5 million, primarily due to the reduction of dividends payable from $1.3 million as of December 31, 2002, to $0 as of September 30, 2003.  Securities sold under agreements to repurchase decreased $77,000 to $1.5 million as of September 30, 2003.

Total equity was $25.7 million at September 30, 2003 compared to $25.2 million at December 31, 2002.  This increase was the result of $1.9 million of additional retained earnings from net income for the period ended September 30, 2003 and a decrease of $455,000, net of tax, in the Company’s investment portfolio due to changing interest rates. The increase in retained earnings was also offset by a $254,000 purchase of Treasury shares and the declaration of dividends payable in July 2003.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2003 was $627,000, or $0.96 per share, a 5.1% decrease compared to $661,000, or $1.00 per share, in the third quarter of 2002.  The decrease in net income for the quarter was primarily the result of a decrease in non-interest income of $45,000, an increase in non interest expense of $129,000, and a $5,000 increase in the provision for income taxes. These changes were partially offset by an increase in net interest income of $146,000.  This increase in the Company’s non interest expense reflects the additional occupancy expense associated with the opening of a full service branch in Morris, Illinois, along with increased professional expenses related to the pending acquisition of two additional branches located in Streator, Illinois.

During the nine months ended September 30, 2003, net income was $1.9 million, or $2.88 per share, compared to $1.7 million, or $2.53 per share during the first nine months of 2002.  This 13.6% increase in net income for the nine month period was primarily due to a $481,000 increase in net interest income, or 8.6%, and an increase in non-interest income of $345,000, or 21.3%. Increases in income were partially offset by an increase in non-interest expense of $370,000, or 7.4%, and an increase in income tax expense of $229,000, or 50.6%. This increase in the Company’s tax provision reflected both an increase in pre-tax income and a migration from tax exempt to taxable investments held in the securities portfolio.

The annualized return on average assets was 1.08% for the nine months ended September 30, 2003, compared to .97% in  2002  The annualized return on average equity increased to 10.76% for the nine months ended September 30, 2003, from 9.56% in 2002.

NET INTEREST INCOME

Net interest income was $2.1 million and $1.9 million for the three months ended September 30, 2003 and 2002.  Total interest income declined to $3.1 million for the three months ended September 30, 2003 from $3.3 million for the same period ended September 30, 2002, a 6.9% decrease.  This decrease was primarily the result of a decrease in interest income from securities to $1.0 million for the three months ended September 30, 2003 from $1.2 million for the same period a year earlier. This decrease was mitigated by a similar decline in interest expense, to $1.0 million for the three months ended September 30, 2003 from $1.4 million for the same period ended September 30, 2002, a 27.0% decrease.

Net interest income for the nine months ended September 30, 2003 and 2002 was $6.1 and $5.6 million, respectively. The Company’s net interest margin was 3.77% for the nine months ended September 30, 2003 and 3.57% a year earlier.  The yield on average earning assets decreased to 5.79% for the nine months ended September 30, 2003 from 6.29% for the same period ended September 30, 2002, a decline of 50 basis points.  This decrease was partially offset by a corresponding decrease in the cost of funds to 2.36% from 3.20% paid for the same period ended September 30, 2002, an 84 basis point decline. These decreases were reflective of  the declining rate environment throughout 2002 and the low rate environment which was sustained during  the first nine months of 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses remained constant at $30,000 in the third quarter of 2003 compared to the same period in 2002. As of September 30, 2003, the allowance for loan losses totaled $1.1 million, or .96% of total loans, which is a slight decrease from 1.06% as of December 31, 2002.  Nonaccrual loans increased from $364,000 at December 31, 2002 to $921,000  at September 30, 2003, due primarily to one commercial real estate credit. Nonperforming loans, including nonaccrual loans, decreased $81,000 to $1.0 million over the same period.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the outlook of the economy for the remainder of 2003. Even though there areindications of emerging strength, it is uncertain if this strength is sustainable. If it is not sustainable, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at September  30, 2003. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $614,000 for the three months ended September 30, 2003 compared to $659,000 for the same period in 2002, a decrease of $45,000 or 6.8%. The decrease in noninterest income was primarily due to decreases in gains on securities sold of $85,000  and a decrease in other income from bank owned life insurance of $51,000.  These decreases were partially mitigated by increased mortgage refinancing activity in the low rate environment. Gains on loan sales to the secondary market increased $82,000 to $155,000 in 2003 compared to 2002. Service charges on deposit accounts increased modestly by $12,000, or 5.7%, to $224,000. Trust and farm management fee income remained constant at $114,000 in 2003 compared to the same period in 2002.

For the nine months ended September 30, 2003, non-interest income increased by 21.3% or $345,000 to $2.0 million.  Service charges on deposit accounts increased modestly by $29,000, or 5.0%.  Gains on loan sales to the secondary market increased $517,000 due to increased origination and refinancing volume, and other fees and commissions decreased $115,000 due to decreased income related to bank owned life insurance. The increase in gains on sale of loans resulted primarily from the continuing low interest rate environment. While interest rates remain at historically low levels, management does not anticipate that the level of gains on sale of loans will continue throughout the entire year.

NONINTEREST EXPENSE

The Company’s noninterest expense was $1.8 million and $1.7 million for the three months ended September 30, 2003 and 2002.  Salaries and benefits, which is the largest component of non-interest expense, increased $11,000, or 1.2%, to $964,000.  Increases in occupancy and equipment expense of $35,000, professional fees of $57,000 and other expenses of $19,000, contributed to the $129,000 increase in noninterest expense for the three month period. Increased salaries and benefits were primarily a result of additional personnel hired to staff the Morris, Illinois facilility, which opened in July 2003. The increase in occupancy and equipment expenses was due primarily to increased depreciation on capital expenditures related to the renovation of the main banking facility and the construction of the Morris, Illinois facility. Increased professional fees were a result of the consulting and legal costs associated with the pending acquisition of two branch facilities in Streator, Illinois.  Increases in other expenses resulted from increased mortgage banking expenses of $23,000,  an increase in director life insurance expense of $27,000, and other expenses related to index powered certificates of deposit of $12,000. These increases were partially offset by decreases in losses on sale of repossessed autos of $22,000,  in addition to decreased credit card portfolio related expenses and merchant expenses of $14,000.

For the nine months ended September 30, 2003, noninterest expense increased $370,000 to $5.4 million, or 7.4%, compared to the year earlier period.  Salaries and benefits increased $133,000, or 4.7%, to $3.0 million.  Occupancy and equipment expenses were up $80,000 compared to the prior year, due to construction and capital expenditures and related depreciation expenses. Professional fees, supplies expense, data processing, advertising and promotion expense declined $19,000 in total due to a disciplined approach to controlling costs  Other expenses increased $176,000 primarily due to increases in mortgage banking related expenses, an increase in director life insurance expense and other expenses related to index powered certificates of deposit, which were partially offset by reductions in expenses related to repossessed assets and credit card losses.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2003, cash and short-term investments totaled $28.0 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses contractual obligations and commercial commitments of the Company as of September 30, 2003:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Federal funds purchased	$2,360	$2,360	$—	$—	$—
Securities sold under agreements to repurchase	1,545	1,545	—	—	—
Note payable	430	430	—	—	—

	$4,335	$4,335	$—	$—	$—

	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years

Lines of credit(1)	$15,118	$5,819	$897	$1,393	$7,009
Standby letters of credit(1)	190	190	—	—	—
Other commitments to extend credit(1)	—	—	—	—	—

	$15,308	$6,009	$897	$1,393	$7,009

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

RECENT DEVELOPMENTS

On July 18, 2003, the Company announced that the Bank entered into a definitive agreement with First Midwest Bancorp, Inc., to purchase the two banking branches of First Midwest Bank located in Streator, Illinois  The transaction will consist of approximately $73.0 million in deposits and approximately $15.0 million in loans as well as the two branch locations in Streator.  The transaction is projected to close in the fourth quarter.

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at September 30, 2003 and September 30, 2002.

	2003 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,477	$(18)	(0.7)%
Base	2,495	—	—
–200 bp	2,336	(159)	(6.4)%

	2002 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,286	$(72)	(3.1)%
Base	2,358	—	—
–200 bp	2,414	56	2.4%

As shown above, at September 30, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 0.7% or approximately $18,000.  The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 6.4% or approximately $159,000.  However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be acheivable.  Net income sensitivity to a rapidly increasing rate environment has decreased since September 30, 2002.

ITEM 4:      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

A report on Form 8-K was filed on October 24, 2003 pursuant to Item 12, which reported, in the form of a press release, the Corporation’s financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

DATE: November 12, 2003	/S/ JOACHIM J. BROWN
Joachim J. Brown
President (Chief Executive Officer)

DATE: November 12, 2003	/S/ VINCENT G. EASI
Vincent G. Easi
Chief Financial Officer