Form 10-K
period 2003-12-31
FIRST OTTAWA BANCSHARES INC
filed 2004-03-30
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                   Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $28,867,830.

651,627 shares of common stock were outstanding as of March  29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and IV are incorporated by reference from the Registrant’s 2003 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2004.

Except for those portions of the 2003 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1.    Business.

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation.  The Company was organized during 1999 and on October 1, 1999 exchanged 100% of its common stock for 100% of the Bank’s common stock.  This exchange was accounted for as an internal reorganization.  All references to the combined Company, unless otherwise indicated, at or before October 1, 1999, refer to the Bank.  As of December 31, 2003, the Company had total assets of $294.5 million, total deposits of $264.9 million, loans, including loans held for sale of $131.9 million and total stockholders’ equity of $24.7 million.  For the year ended December 31, 2003, the Company had interest income of $12.7 million and net income of $2.5 million, which amounted to basic and diluted net income per share of $3.75.

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

The Company is located in the City of Ottawa, Illinois (population 17,500) in LaSalle County.  A substantial portion of the Company’s business is dependent upon the economic conditions in this market area.  LaSalle County is the second largest county by area in the state of Illinois.  Ottawa is located in northeastern Illinois approximately 80 miles southwest of Chicago and approximately 65 miles north of Bloomington. Ottawa may be accessed by Interstate 80; U.S. Route 6; State Routes 23 and 71; and recently completed Interstate 39, which is located 11 miles west of Ottawa.  The city is also serviced by two railroads and the Ottawa Airport.

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

The First National Bank of Ottawa (the “Bank”) purchased and assumed substantially all of the deposit liabilities of two branch offices located in Streator, Illinois from First Midwest Bank (collectively, the “Branches”) on November 14, 2003. Approximately $69.3 million of deposits and the related cash balances were transferred to the Bank via cash transfers from First Midwest Bank. In connection with the acquisition of such deposit liabilities and related cash balances, the Bank also acquired certain other assets of the Branches, including real estate, furniture and fixtures and approximately $11.8 million of the loans carried on the books of the Branches.  Many of the employees remained with the Branches and became employees of the Bank.

The Company opened a full service banking facility in July 2003 in the city of Morris, Illinois and has purchased real estate in Yorkville, Illinois with the intention of establishing a full service branch facility in that community.  Construction completion and the branch opening are expected to occur in early 2005. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

Lending Activities.  The Company relies on interest income from lending activities as a major source of revenue.  The Company has a community bank focus, serving the credit needs of the local community.  Because of this local focus, the Company has a flexible process for handling loan requests rather than being tied to rigid standards.  The discussions below regarding lending policies reflect general guidelines and may vary on a case-by-case basis depending on the borrower’s credit history and the type and size of loan.  During the approval process for loans it originates, the Company assesses both the applicant’s ability to repay the loan and the value of any collateral securing the loan.  The Company verifies the applicant’s ability to repay the loan by using credit reports, financial statements, confirmations, and other items, including appraisals.

Nine loan officers have the authority to handle all lending activities of the Company.  Each lending officer has authority to approve extensions of credit up to their individual lending limit.  The Company has an Officers Loan Committee (consisting of Assistant Vice Presidents, Vice Presidents, Executive Vice Presidents and the President of the Bank) which approves loans of up to $500,000.  All loans between $500,000 and $1,500,000 are sent to the Director’s Loan Committee for approval.  The Director’s Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans; formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs; and establishing interest rate and fee guidelines. All loans in excess of $1,500,000 are reviewed and approved by the Board of Directors.  The Board of Directors also is responsible for directing and supervising the Director’s Loan Committee, policy review, and oversight of the loan and investment functions of the Company.  The Board of Directors also monitors the adequacy of the Company’s loan loss reserves.

Loan Portfolio Composition.  The Company’s gross loan portfolio, including loans held for sale, totaled $131.9 million at December 31, 2003, representing 49.8% of the Company’s total deposits at that date.  The Company’s loan portfolio at December 31, 2003 included $72.5 million for real estate purposes, $35.3 million for consumer purposes, and $24.2 million for commercial and agricultural purposes.

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

All table amounts throughout the Form 10-K are in thousands except share and per share data.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2003	2002	2001	2000	1999

Real estate loans	$70,859	$46,699	$47,322	$56,109	$59,560

Commercial and agricultural loans	24,197	33,950	29,361	16,266	15,222

Installment loans, net of unearned income	22,812	19,951	24,595	39,441	48,751

Home equity lines of credit	12,456	9,120	6,795	5,143	4,219

Total loans	130,324	109,720	108,073	116,959	127,752

Deferred loan fees	(20)	(77)	(40)	(40)	(46)

Loans, net of deferred loan fees	130,304	109,643	108,033	116,919	127,706

Allowance for loan losses	(1,049)	(1,167)	(1,109)	(1,108)	(1,059)

Loans, net	$129,255	$108,476	$106,924	$115,811	$126,647

Loans held for sale	$1,644	$1,811	$1,475	$693	$1,738

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2003 are summarized below:

	One Year or Less	One to Five Years	Over Five Years	Total

Commercial and agricultural	$8,297	$8,082	$7,670	$24,049

Construction	148	—	—	148

Total	$8,445	$8,082	$7,670	$24,197

At December 31, 2003, of the total loans that mature in more than one year, $73.2 million, or 64.5%, bear interest at fixed rates and $40.3 million, or 35.5%, bear interest at variable rates.

Consumer Loans.  Generally, three of the Company’s nine lending officers process consumer installment loans.  The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile loans and recreational vehicle loans, on both a direct and indirect basis.  Consumer loans totaled approximately $35.3 million at December 31, 2003, or approximately 26.7% of the Company’s total loan portfolio.  Approximately 62.9% of the Company’s consumer loans were automobile loans, and of these loans, approximately

78.8% were made indirectly by the Company through automobile dealers.  The Company’s consumer loans are fixed-rate loans with final maturities of five years or less.  At December 31, 2003, the Company had 13 consumer loans totaling $180,000 that were past due in excess of 90 days.

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

Commercial, Agricultural, and Real Estate Lending.  Six of the Company’s nine lending officers service most of the commercial, agricultural, and real estate loans.  Three loan officers principally service commercial loans, one officer principally services agricultural loans, and two officers principally service residential mortgage loans.  However, because of the Company’s flexible lending practices, any of the loan officers may service loans in the commercial, agricultural, and real estate areas.

Commercial and Agricultural.  At December 31, 2003, the Company’s commercial and agricultural loans totaled $24.2 million or approximately 18.3% of the total loan portfolio of the Company.  The primary lending area of the Company is within a five-mile radius of the Company’s offices.  The majority of agricultural and commercial non-real estate loans are written for one to five years, may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period.  The fixed rate generally is established by the Company’s Real Estate Department after considering the cost of funds to the Company as well as the rates of competing institutions.  The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal.  Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary greatly from monthly, quarterly, semi-annually, and annually.  At December 31, 2003, the Company had 1 commercial non-real–estate loan totaling $37,000 past due in excess of 90 days. There were no agricultural non-real–estate loans at December 31, 2003 that were past due in excess of 90 days.

All commercial and agricultural borrowers, both existing and new, are required by policy to have a current financial statement no older than one year.  Borrowers also are required to provide the Company with recent tax returns and pro forma projections.  Using certain computer programs and the data supplied by borrowers, the loan officers produce additional financial information utilized in analyzing the loans and the borrowers.  The general nature of the collateral securing the Company’s commercial and agricultural loans consists of equipment, farm products, crops, inventory, chattel paper, accounts receivable, and general intangibles.  The Company’s loan-to-value ratio with respect to agricultural and commercial non-real–estate loans averages 66 2/3% to 75% of the value of the collateral securing the loan.

Real Estate Lending. The Company’s primary real estate lending consists of commercial loans with a small portion in residential and agricultural real estate loans.  Real estate loans at December 31, 2003 totaled approximately $70.9 million or approximately 53.7% of the Company’s total loan portfolio.  All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer.  A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted.  Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan.  Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher.  With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing.  Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real–estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan.  The Company’s fixed-rate loans with biweekly payments account for approximately 26.5% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25year loans in approximately 18.9 years.  The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors.  These loans are underwritten to meet all Freddie Mac requirements.  The Company retains servicing rights on loans sold into the secondary market.  At December 31, 2003, mortgage loans serviced for the secondary market totaled approximately $34.0 million.

At December 31, 2003, the Company had 4 real estate mortgage loans totaling $213,000 past due in excess of 90 days.

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

At December 31, 2003, the Company had 140 loans delinquent for 30 to 90 days in an aggregate principal amount of $3.4 million and representing 1.6% of the total loan portfolio.  At December 31, 2003, the Company had 18 loans totaling $430,000 delinquent for more than 90 days.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.  Interest on these loans is credited to income only when the collection of principal has been reasonably assured and only to the extent interest payments are received.  If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status.  At December 31, 2003, there were 5 loans totaling $137,000 on nonaccrual status.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2003	2002	2001	2000	1999

Non-accrual loans	$137	$364	$387	$467	$397
Loans ninety days past due and still accruing interest	293	757	860	2,177	1,543
Other real estate owned	—	204	—	169	113

Total nonperforming assets	$430	$1,325	$1,247	$2,813	$2,053

Nonperforming loans as a percentage of total loans, net of unearned income and deferred loan fees	.33%	1.02%	1.17%	2.26%	1.52%

Nonperforming assets as a percentage of total assets	.15	.55	.54	1.25	.85

Nonperforming loans as a percentage of the allowance for loan losses	40.99	96.06	112.44	238.63	183.19

The effect of nonaccrual loans upon interest income is not deemed to be material by management.  Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection.  At December 31, 2003, there were no other loans classified as problem loans that were not included above.  At December 31, 2003, there were no other assets classified as problem assets other than the loans shown above.  Management also maintains a loans requiring attention report that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee.  The total of loans requiring attention as of December 31, 2003 was $3.8 million.

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

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans decreased by $691,000 in 2003 after decreasing by $126,000 during 2002.  Management considered this information along with other portfolio trends in concluding on the adequacy of the allowance for loan losses at December 31, 2003. At December 31, 2003, the balance in the allowance was $1.0 million, or .80% of gross loans outstanding.  Management has concluded that the allowance for loan losses is adequate at December 31, 2003. However, there can be no assurance that the allowance for loan losses is adequate to cover all losses.

The Company had no properties resulting from foreclosures classified as other real estate owned at December 31, 2003. Other real estate is carried at the lower of cost or estimated market value.

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

Loan loss experience for the five years ended December 31, 2003 is summarized as follows:

	2003	2002	2001	2000	1999

Balance at beginning of year	$1,167	$1,109	$1,108	$1,059	$1,029
Charge-offs
Real Estate	66	46	111	135	—
Commercial	50	6	35	39	121
Installment	303	181	254	341	351
Total charge-offs	419	233	400	515	472

Recoveries
Real Estate	16	39	4	—	—
Commercial	57	63	6	27	21
Installment	108	69	91	177	97
Total recoveries	181	171	101	204	118
Net charge-offs	238	62	299	311	354
Provision	120	120	300	360	384

Balance at end of year	$1,049	$1,167	$1,109	$1,108	$1,059

Net charge-offs to average total loans	.21%	.06%	.26%	.25%	.29%
Allowance for loan losses to total loans at year-end	.80	1.06	1.03	.95	.83

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	2003		2002		2001		2000		1999
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Real estate loans	$444	54.37%	$281	42.56%	$308	43.78%	$378	47.97%	$175	46.62%

Commercial and agricultural loans	209	18.57	307	30.94	380	27.62	291	13.91	458	11.92

Installment loans	242	27.06	236	26.50	287	28.60	297	38.12	328	41.46

Unallocated	154	N/A	343	N/A	134	N/A	142	N/A	98	N/A

Balance at end of year	$1,049	100.00%	$1,167	100.00%	$1,109	100.00%	$1,108	100.00%	$1,059	100.00%

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

Approximately $9.0 million of the United States government agency notes held at December 31, 2003 are callable at the option of the issuer, which present prepayment risk to the Company.

As of December 31, 2003, the Company had approximately $6.9 million invested in municipalities located within LaSalle County, Illinois.

The Company purchased $5.9 million of Index Powered Certificates of Deposit during 2001, 2002 and 2003. These deposits were placed with multiple issuers so that $5.0 million of the principal deposited is insured through the FDIC and the remaining $900,000 is collateralized with a letter of credit from the single issuing institution. Income returns are not guaranteed for these instruments, however principal is guaranteed if held to maturity.

Securities Portfolio. The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2003.  The carrying amounts of the portfolio at December 31, 2003 are found in Note 3 to the financial statements included in the Annual Report to Stockholders.

	One Year or Less	Weighted Average Yield	One to Five Years	Weighted Average Yield	Five to Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasury securities	$1,511	5.53%	$9,053	3.22%	$1,125	3.62%	$—	—%	$11,689	3.56%
U.S. Government agencies	13,407	4.83	43,649	4.31	10,802	3.89	—	—	67,858	4.35
States and political subdivisions	3,594	7.66	5,106	7.48	1,884	6.18	4,210	6.56	14,794	7.11
Mortgage-backed securities and collateralized obligations (1)	147	-3.27	8,214	4.81	5,031	4.05	—	—	13,393	4.43

Corporate bonds	509	5.71	1,814	5.99	—	—	—	—	2,323	5.93
Equity securities	3,376	N/A	—	—	—	—	—	—	3,376	N/A

Total securities	$22,544	5.38%	$67,836	4.51%	$18,842	4.15%	$4,210	6.56%	$113,433	4.68%

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

The following shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate

Noninterest- bearing demand deposits	$20,775	10.2%	—%	$19,879	11.6%	—%	$18,782	11.3%	—%
Interest-bearing demand deposits	69,435	34.1	1.02	42,056	24.6	1.39	33,607	20.3	1.86
Savings accounts	21,158	10.4	0.98	18,388	10.7	1.70	16,654	10.1	1.96
Time deposits accounts	92,110	45.3	3.57	90,909	53.1	4.61	96,615	58.3	5.71

	$203,478	100.0%	2.07%	$171,232	100.0%	2.79%	$165,658	100.0%	3.90%

The distribution of the major components of deposits as of December 31, 2003 and 2002 is summarized in the balance sheets included in the 2003 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2003:

	Balance	Percentage
Maturity
Three months or less	$8,153	30.8%
Over three months to six months	3,195	12.1
Over six months to one year	6,075	23.0
Over one year	9,002	34.1

Total	$26,425	100.0%

Borrowings. The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Total borrowings decreased $16.3 million in 2003. This decrease was a result of a $14.7 million decrease in borrowed funds, due to the repayment of federal funds purchased and $1.6 million decrease in repurchase agreements due to a change in products offered by the Bank. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2003	2002	2001

Balance at December 31	$—	$1,622	$30,849
Weighted average interest rate during the year	2.11%	1.86%	4.16%
Weighted average interest rate at the end of the year	—%	2.04%	2.31%
Maximum month-end balance	$1,545	$37,594	$33,203
Average balance for the year	475	25,567	27,062

Trust. The Company’s trust department primarily services LaSalle County and surrounding counties.  At December 31, 2003, the trust department had 211 trust accounts under management, 136 of which were discretionary accounts.  The trust department provides a full complement of asset management services for personal trusts, estates, and agencies.  The trust department had assets under management of approximately $44.4 million at December 31, 2003, of which $36.3 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services.  At December 31, 2003, the department managed 45 farms.  The department manages or directs approximately 6,600 acres of farmland in LaSalle County, Illinois and surrounding counties.

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

Employees.  As of December 31, 2003, the Company had 104 employees, consisting of 90 full-time employees and 14 part-time employees.  None of the employees are subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases. During 2003 and 2002, the Company repurchased 5,329 and 1,400 shares of its common stock for an aggregate purchase price of $315,000 and $74,000.

Website. The Company maintains a website at www.firstottawa.com.  The Company makes available free of charge on or through its website, the annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission.  The Company will also provide copies of its filings free of charge upon written request to: Ms. Cheryl Gage, Corporate Secretary, First Ottawa Bancshares, Inc. 701-705 LaSalle Street, P.O. Box 657, Ottawa, Illinois 61350

Code of Business Conduct and Ethics. The Company has a code of business conduct and ethics in place that applies to all of its directors and employees.  The code sets forth the standard of ethics that the Company expects all of its directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer.  The code of business conduct and ethics is posted on the Company’s website at www.firstottawa.com.  The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the code with respect to the Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on its website.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders.

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

Recent Regulatory Developments

National Bank Preemption.  On January 7, 2004, the OCC issued two final rules that clarify the federal character of the national banking system.  The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks’ ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks.  That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks’ deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC.  The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks.  These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks.  Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

FACT Act.  On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy.  Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution.  The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions.  The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking — as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2003, the Bank paid supervisory assessments to the OCC totaling $73,000.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.”   Under the regulations of the OCC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2003: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003.  As of December 31, 2003, approximately $372,000 was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $38.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $38.8 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $38.8 million.  The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Item 2.    Properties.

The Company’s main office is located at 701-705 LaSalle Street, Ottawa, Illinois.  The building is comprised of approximately 15,000 square feet.  The main office building is a two-story structure constructed principally of masonry which was opened in 1865.  The Company also operates six branch office facilities. A limited service branch, which contains eight drive-in lanes, is located at 300 West Madison Street, Ottawa, Illinois, and five full-service branches are located at 601 State Street, Ottawa, Illinois; 2771 North Columbus Street, Ottawa, Illinois; 1771 North Division Street, Morris, Illinois; 2324 North Bloomington Street, Streator, Illinois; and 401 East Main Street, Streator, Illinois.

The Company also purchased real estate in Yorkville, Illinois with the intention of establishing a full service branch facility in that community.  Estimated completion and date of operation will be in early 2005. The main banking office and branch offices are owned by the Company in fee and are unencumbered.

Item 3.    Legal Proceedings.

The Company is from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. The Company is not engaged in any legal proceedings of a material nature at the present time.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters

See page 41 of the 2003 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) which is incorporated herein by reference.

Item 6.    Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Data” on page 1 of the 2003 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 14 of the 2003 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 11 of the 2003 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of the Registrant and the Independent Auditors’ Report as set forth on pages 15 through 40 of the 2003 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements

The portions of the 2003 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.    Changes in and Disagreements with accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART III

Item 10. Directors and Executive Officers at the Registrant

The information set forth under the captions “Information Regarding Nominees and Executive Officers”, “Corporate Governance and the Board of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” of the Registrant’s Proxy Statement, relating to the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” of the Registrant’s Proxy Statement, relating to the 2004 Annual Meeting of Stockholders is incorporated herein by reference, except for the “Stockholder’s Performance Table” and the “Board Compensation Committee’s Report on Compensation”, which are not hereby incorporated.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Registrant’s Proxy Statement, relating to the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2003 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,750	$56.00	143,250
Equity compensation plans not approved by security holders	0	0	0
Total	6,750	$56.00	143,250

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement, relating to the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Independent Public Accountants” of the registrant’s proxy statement relating to the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-k

(a)	1.	Financial Statements
		All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

	2.	Financial Statement Schedules Not applicable.

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation of First Ottawa Bancshares, Inc.

3.2	By-Laws of First Ottawa Bancshares, Inc.

10.1	Employment Agreement for J. Brown*

10.2	Executive Officer Bonus Plan*

10.3	Severance Agreement with Donald J. Harris*

13.1	Annual Report to Stockholders

21.1	Subsidiaries

23.1	Consent of independent auditor

23.2	Consent of independent auditor

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates management contract or compensation plan or arrangement.

(b)   Reports on Form 8K

A report on Form 8-K was filed on January 30, 2004 pursuant to Item 12 that reported the Company’s fourth quarter and fiscal year end financial information in the form of a press release.

A report on Form 8-K was filed on November 19, 2003 under Item 2 that reported the Company’s completion of its acquisition of two banking branches of First Midwest Bank located in Streator, Illinois.

A report on Form 8-K was filed on October 24, 2003 pursuant to Item 12 that reported the Company’s third quarter financial information in the form of a press release.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.

		By:	/s/ Joachim Brown
Joachim Brown, President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vincent G. Easi
Vincent G. Easi, Principal Financial Officer

Date:	March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joachim Brown	Director and President/	March 29, 2004
Joachim Brown	Chief Executive Officer

/s/ Bradley J. Armstrong	Director	March 29, 2004
Bradley J. Armstrong

/s/ John L. Cantlin	Director	March 29, 2004
John L. Cantlin

/s/ Patty P. Godfrey	Director	March 29, 2004
Patty P. Godfrey

/s/ Thomas E. Haeberle	Director	March 29, 2004
Thomas E. Haeberle

/s/ Donald J. Harris	Director and Executive	March 29, 2004
Donald J. Harris	Vice President, Chief Operating Officer

/s/ Erika L. Schmidt	Director	March 29, 2004
Erika L. Schmidt

/s/ Thomas P. Rooney	Director	March 29, 2004
Thomas P. Rooney

/s/ William J. Walsh	Director	March 29, 2004
William J. Walsh

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3.1	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)	Form 10K for the year ended 12/31/2002
3.2	By-Laws of First Ottawa Bancshares, Inc.		X
10.1	Employment Agreement for J. Brown	Form 10K for the year ended 12/31/2002
10.2	Executive Officer Bonus Plan	Form 10K for the year ended 12/31/2002
10.3	Severance Agreement with Donald J. Harris	Form 10K for the year ended 12/31/2001
13.1	2003 Annual Report to Stockholders		X
21.1	Subsidiaries		X
23.1	Consent of independent auditor		X
23.2	Consent of independent auditor		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X

E-1