Form 10-Q
period 2004-03-31
FIRST OTTAWA BANCSHARES INC
filed 2004-05-14
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 13, 2004, the Registrant had outstanding 651,627 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$11,814	$11,477
Federal funds sold	—	6,400
Cash and cash equivalents	11,814	17,877
Certificates of deposit	17,935	13,190
Securities available-for-sale	126,167	113,433
Loans held for sale	1,300	1,644
Loans, less allowance for loan losses of $1,059 and $1,049	126,282	129,255
Premises and equipment, net	7,695	7,537
Interest receivable and other assets	9,986	11,554

Total assets	$301,179	$294,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$28,559	$29,933
NOW accounts	65,379	64,050
Money market accounts	32,595	28,828
Savings	29,359	27,826
Time, $100,000 and over	28,846	26,425
Other time	81,152	87,859
Total deposits	265,890	264,921

Federal funds purchased	5,900	—
Borrowings	490	490
Interest payable and other liabilities	3,186	4,424
Total liabilities	275,466	269,835

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 750,000 issued	750	750
Additional paid-in capital	4,010	4,008
Retained earnings	24,467	23,988
Treasury stock, at cost, 98,373 shares	(5,585)	(5,585)
Accumulated other comprehensive income	2,071	1,494
Total shareholders’ equity	25,713	24,655

Total liabilities and shareholders’ equity	$301,179	$294,490

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2004 and 2003

(In thousands, except share and per share data)

(Unaudited)

	2004	2003
Interest income
Loans	$2,064	$1,965
Securities
Taxable	1,003	909
Exempt from federal income tax	183	196
Certificates of deposit	105	105
Federal funds sold	14	—
Total interest income	3,369	3,175

Interest expense
NOW account deposits	103	123
Money market deposit accounts	172	29
Savings deposits	49	62
Time deposits	768	906
Repurchase agreements	—	7
Federal funds purchased	1	57
Borrowings	4	3
Total interest expense	1,097	1,187

NET INTEREST INCOME	2,272	1,988
Provision for loan losses	75	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	2,197	1,958

Noninterest income
Service charges on deposit accounts	233	189
Trust and farm management fee income	114	114
Gain on loan sales	73	220
Securities gains	111	—
Other income	107	103
Total noninterest income	638	626

Noninterest expense
Salaries and employee benefits	1,184	967
Occupancy and equipment expense	285	226
Data processing expense	86	114
Supplies	41	31
Advertising and promotions	12	17
Professional fees	106	65
Other expenses	500	334
Total noninterest expenses	2,214	1,754

INCOME BEFORE INCOME TAXES	621	830

Provision for income taxes	142	216

NET INCOME	$479	$614

Earnings per share – basic and diluted	$0.74	$0.94

Average shares outstanding – basic and diluted	651,627	656,956

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2004	$750	$4,008	$23,988	$(5,585)	$1,494	$24,655

Net income	—	—	479	—	—	479

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	577	577

Comprehensive income	—	—	—	—	—	1,056

Options vested	—	2	—	—	—	2

Balance at March 31, 2004	$750	$4,010	$24,467	$(5,585)	$2,071	$25,713

Balance at January 1, 2003	$750	$4,000	$23,491	$(5,270)	$2,212	$25,183

Net income	—	—	614	—	—	614

Unrealized net loss on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	(319)	(319)

Comprehensive income	—	—	—	—	—	295

Balance at March 31, 2003	$750	$4,000	$24,105	$(5,270)	$1,898	$25,478

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$479	$614
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	—	(2)
Provision for loan losses	75	30
Depreciation and amortization	211	55
Premium amortization on securities, net	124	46
Derivative valuation adjustment	79	—
Net change in loans held for sale	417	(77)
Gain on loan sales	(73)	(220)
Gain on sales of securities	(111)	—
Loss on sale of other real estate owned	—	13
Change in interest receivable and other assets	1,530	(116)
Change in interest payable and other liabilities	(230)	(72)
Net cash from operating activities	2,501	271

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	3,763	—
Proceeds from maturities and calls of securities	7,711	4,862
Purchases of securities available-for-sale	(23,347)	—
Proceeds from maturities of certificates of deposit	—	99
Purchases of certificates of deposit	(4,824)	(200)
Net change in loans receivable	2,832	(2,036)
Proceeds from sale of other real estate owned	—	166
Property and equipment expenditures	(265)	(353)
Net cash from investing activities	(14,130)	2,538

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	969	(5,239)
Change in federal funds purchased	5,900	4,200
Change in securities sold under agreements to repurchase	—	(551)
Change in borrowings	—	(475)
Vested stock options	2	—
Dividends paid	(1,305)	(1,316)
Net cash used in financing activities	5,566	(3,381)

Change in cash and cash equivalents	(6,063)	(572)

Cash and cash equivalents at beginning of period	17,877	8,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,814	$8,034

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2004 and 2003

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in First Ottawa Bancshares, Inc.’s (the Company) annual report on Form 10-K for 2003 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2004	2003

Net income (in thousands)	$479	$614
Weighted Average Shares outstanding	651,627	656,956
Effect of dilutive securities:
Stock options	—	—
Shares used to compute diluted earnings per share	651,627	656,956

Earnings per share:

Basic	$0.74	$0.94
Diluted	0.74	0.94

Options to purchase 6,750 shares at March 31, 2004 were not included in the earnings per share calculation as they were anti-dilutive.

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$20,194	12.0%	$19,661	11.9%
Tier I capital (to risk-weighted assets)	19,135	11.4%	18,612	11.3%
Tier I capital (to average assets)	19,135	6.6%	18,612	7.2%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At March 31, 2004, the Company had $2.6 million of certificates of deposit, which mature in 2006, 2007, 2008, and 2009 in which it pays the Federal Home Loan Bank a weighted average interest rate of 2.92% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in other expense.

In addition to the above, the Company also purchased $6.3 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006, 2007, 2008, and 2009.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan

Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At March 31, 2004, the  Bank had allocated $498,000 to this asset, and recorded a valuation expense of $79,000 for the current year.

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

Overview

First Ottawa Bancshares, Inc. is the holding company for First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, a new branch in Morris and purchased two branches in Streator during the fourth quarter of 2003. The Company has purchased real estate in Yorkville, Illinois with the intention of establishing a full service branch facility in that community in early 2005.  The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

The Company’s principal business is conducted by the Bank and consists of a full range of community-based financial services, including commercial and retail banking.  The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses.  Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings.  The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio.  Other income consists of service charges on deposit accounts, trust and farm management fee income, securities gains (losses), gains (losses) on sales of loans, and other income.  Other expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other noninterest expenses.

Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities.  Net interest income is sensitive to changes in market rates of interest and the Company’s asset/liability management procedures in coping with such changes.  The provision for loan losses is dependent upon management’s assessment of the collectibility of the loan portfolio under current economic conditions.

The Company’s net income for the three months ended March 31, 2004, was $479,000, or $.74 per common share, compared to net income of $614,000, or $.94 per common share for the three months ended March 31, 2003.  The decrease in net income was due primarily to increases in noninterest expenses related to the opening of an additional branch in Morris and the acquisition of two branches in Streator after March 31, 2003.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Additionally, the Company has purchased certificate of deposits which contain an equity related embedded derivative component.  The initial investment in the certificate of deposit is not at risk but the return on the investment is based on appreciation in the S&P 500 Index.  Accordingly, the fair value of the embedded derivative is recorded at fair value as an adjustment to the certificate of deposit and other income.

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2004 were $301.2 million contrasted to $294.5 million at December 31, 2003, an increase of $6.7 million, or 2.2%.  This increase in total assets was the result of an increase in securities available for sale and certificates of deposits at other financial institutions and modest increases in bank premises and equipment. These increases were partially offset by decreases in federal funds sold, loans, loans held for sale and other assets. The $12.7 million increase in securities and the $4.7 million increase in certificates of deposits at other financial institutions was funded by a decrease in federal funds sold of $6.4 million, decreases in loans and loans held for sale of $3.3 million, and an increase in federal funds purchased of $5.9 million.  Premises and equipment increased by $158,000 due to capital expenditures on existing buildings and capitalization of expenses associated with the conversion to a new core data processor. The Company has purchased real estate in Yorkville, Illinois and is in the process of establishing a full service branch facility in that community.  Construction of the facility is to begin in late 2004 and the branch is expected to open in early 2005.  The Bank anticipates additional 2004 capital expenditures of approximately $700,000 to complete this branch facility.

Total liabilities at March 31, 2004 were $275.5 million compared to $269.8 million at December 31, 2003, an increase of $5.7 million, or 2.1%. This increase in total liabilities was a result of increases in deposits of $970,000, and a $5.9 million increase in federal funds purchased. Other liabilities decreased by $1.2 million due to the payment of declared dividends in the first quarter.

Total equity was $25.7 million at March 31, 2004 compared to $24.6 million at December 31, 2003.  This increase was the result of $479,000 of additional retained earnings from net income for the quarter ended March 31, 2004 and an increase of $577,000, net of tax, in the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2004 was $479,000, or $.74 per share, a 21.9% decrease compared to $614,000, or $.94 per share, in the first quarter of 2003.  The decrease in net income for the quarter was primarily the result of an increase in non interest expense of $460,000, and an increase in the provision for loan loss. These changes were partially offset by an increase in net interest income of $284,000, and a $74,000 decrease in the provision for income taxes.

The annualized return on average assets was .65% in the first quarter of 2004 compared to 1.04% in the first quarter of 2003.   The annualized return on average equity decreased to 8.19% in the first quarter of 2004 from 10.58% in the first quarter of 2003.

NET INTEREST INCOME

Net interest income was $2.2 million and $2.0 million for the three months ended March 31, 2004 and 2003.  Total interest income increased to $3.4 million for the three months ended March 31, 2004 from $3.2 million in 2003.  This increase was primarily the result of modest increases in interest income from loans to $ 2.1 million and securities to $1.2 million for the three months ended March 31, 2004, from $ 2.0 million on loans and $1.1 million on securities for the same period a year earlier. Increases in interest income are attributable to increases in principal balances as yields on earning assets fell compared to the prior year. Similarly, a decline in interest expense to $1.1 million for the three months ended March 31, 2004 from $1.2 million in 2003 occurred as a result of declining interest rates on deposits.

The Company’s net interest margin was 3.42% for the three months ended March 31, 2004 and 3.71% a year earlier.  The yield on average earning assets decreased to 5.10% for the three months ended March 31, 2004 from 5.87% for the same period ended March 31, 2003, a 77 basis point decline.  This decrease was offset by a corresponding decrease in the cost of funds to 1.89% from 2.52% paid for the same period ended March 31, 2003, a 63 basis point decline. These decreases were reflective of the low rate environment throughout 2003, with the low rates continuing into 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 in the first quarter of 2004 compared to $30,000 for the same period in 2003. As of March 31, 2004, the allowance for loan losses totaled $1.1 million, or .83% of total loans, which is a slight increase from ..80% as of December 31, 2003.  Nonaccrual loans increased modestly from $137,000 at December 31, 2003 to $153,000 at March 31, 2004. Nonperforming loans, including nonaccrual loans, increased $702,000 to $1.1 million over the same period due primarily to one large commercial credit which is in process of foreclosure. Management feels that the bank is well collateralized and expects no loss on the credit.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the possible continued weak economy for the remainder of 2004. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at March  31, 2004.  However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $638,000 for the three months ended March 31, 2004 compared to $626,000 for the same period in 2003, an increase of $12,000 or 1.9%. The increase in non-interest income was primarily due to security gains of $111,000 and an increase in deposit service charges of $44,000.  These increases were mitigated by gains on loan sales to the secondary market which decreased $191,000 to $73,000 in 2004 compared to 2003. This decrease was due primarily to decreased mortgage refinance demand compared to prior year. Trust and farm management fee income remained constant at $114,000 in 2004 compared to the same period in 2003.  Other income increased $44,000 to $107,000.

NONINTEREST EXPENSE

The Company’s noninterest expense was $2.2 and $1.8 million for the three months ended March 31, 2004 and 2003.  Salaries and benefits, the largest component of noninterest expense, increased $217,000, or 22.4%, to $1.2 million.  Increases in occupancy and equipment expense of $59,000, professional fees of $41,000, supplies expense of $10,000, and other expenses of $166,000 were offset to some extent by decreases in data processing expense of $28,000, and advertising expense of $5,000. The increase in salaries, supplies and occupancy and equipment expenses was due primarily to increased personnel, supplies and depreciation on capital expenditures related to additional facilities in Morris and Streator which were opened after March 31, 2003. The increase in professional fees was a result of anticipated increases in general legal expenses and audit expenses for the additional facilities, as well as an increase in one time consulting fees related to strategic planning and the Streator acquisition paid in 2004.  Increases in other expenses resulted from increased insurance and other costs related to the operation of additional facilities. In addition, amortization expense of $100,000 related to the core deposit intangible resulting from the purchase of the Streator branches was recorded in the first quarter of 2004.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At March 31, 2004, cash and short-term investments totaled $35.4 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2004:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Federal funds purchased	$5,900	$5,900	$—	$—	$—
Data processing contract payable	1,043	145	387	511	—
Note payable	490	490	—	—	—
Lines of credit(1)	18,266	12,675	3,557	1,260	774
Standby letters of credit(1)	240	240	—	—	—

	$25,939	$19,450	$3,944	$1,771	$774

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at March 31, 2004 and March 31, 2003.

	2004 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$1,897	$(202)	(9.6)%
Base	2,099	—	—
–200 bp	2,185	86	4.1%

	2003 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,243	$(138)	(5.8)%
Base	2,381	—	—
–200 bp	2,195	(186)	(7.8)%

As shown above, at March 31, 2004, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 9.6% or approximately $202,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net interest income by 4.1% or approximately $86,000. However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be achievable.  Net income sensitivity has increased since March 31, 2003.

ITEM 4:   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

A report on Form 8-K was filed on April 13, 2004 , as an Amendment to the Form 8-K filed with the Securities and Exchange Commission on November 19, 2003, to disclose that the Company will not file financial statements pursuant to Item 7(a) of Form 8-K or pro forma financial information pursuant to Item 7(b) of Form 8-K for the previously announced branch acquisitions in Streator, Illinois.

A report on Form 8-K was filed on April 23, 2004 pursuant to Item 12, which reported, in the form of a press release, the Corporation’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/s/ Joachim J. Brown
Joachim J. Brown
President (Principal Executive Officer)

/s/ Vincent G. Easi
Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)