Form 10-Q
period 2004-06-30
FIRST OTTAWA BANCSHARES INC
filed 2004-08-12
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of August 12, 2004, the Registrant had outstanding 651,627 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$14,751	$11,477
Federal funds sold	12,500	6,400
Cash and cash equivalents	27,251	17,877
Certificates of deposit	21,612	13,190
Securities available-for-sale	118,421	113,433
Loans held for sale	1,545	1,644
Loans, less allowance for loan losses of $1,077 and $1,049	127,843	129,255
Bank premises and equipment, net	7,656	7,537
Interest receivable and other assets	9,779	11,554

Total assets	$314,107	$294,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$30,440	$29,933
NOW accounts	72,149	64,050
Money market accounts	52,357	28,828
Savings	30,167	27,826
Time, $100,000 and over	25,426	26,425
Other time	77,371	87,859
Total deposits	287,910	264,921

Federal funds purchased	—	—
Securities sold under agreements to repurchase	—	—
Borrowings	489	490
Interest payable and other liabilities	2,821	4,424
Total liabilities	291,220	269,835

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,013	4,008
Retained earnings	24,394	23,988
Treasury stock, at cost, 94,673 shares	(5,585)	(5,585)
Accumulated other comprehensive income (loss)	(685)	1,494
Total shareholders’ equity	22,887	24,655

Total liabilities and shareholders’ equity	$314,107	$294,490

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Loans (including fee income)	$2,045	$2,003	$4,109	$3,968
Securities
Taxable	940	839	1,943	1,748
Exempt from federal income tax	249	190	432	386
Certificates of deposit	127	96	232	201
Federal funds sold	12	—	26	—
Total interest income	3,373	3,128	6,742	6,303

Interest expense
NOW account deposits	97	118	200	241
Money market deposit accounts	205	32	377	61
Savings deposits	44	57	93	119
Time deposits	693	828	1,461	1,734
Repurchase agreements	0	1	—	8
Borrowings	1	1	5	4
Federal funds purchased	1	74	2	131
Total interest expense	1,041	1,111	2,138	2,298

NET INTEREST INCOME	2,332	2,017	4,604	4,005

Provision for loan losses	75	30	150	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,257	1,987	4,454	3,945
Noninterest income
Service charges on deposit accounts	275	194	508	383
Trust and farm management fee income	114	114	228	228
Gain on loan sales	132	273	205	493
Gain on investment sales	72	—	183	—
Other income	189	147	296	250
Total noninterest income	782	728	1,420	1,354

Noninterest expenses
Salaries and employee benefits	1,183	1,055	2,367	2,022
Occupancy and equipment expense	299	229	584	455
Data processing expense	97	106	183	220
Supplies	45	26	86	57
Advertising and promotions	11	18	23	35
Professional fees	134	88	240	153
Other expenses	515	300	1,015	634
Total noninterest expenses	2,284	1,822	4,498	3,576

INCOME BEFORE INCOME TAXES	755	893	1,376	1,723

Provision for income taxes	177	241	319	457

NET INCOME	$578	$652	$1,057	$1,266

Earnings per share-basic and diluted	$0.88	$0.99	$1.62	$1.93

Average shares outstanding-basic and diluted	651,627	656,429	651,627	656,691

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2004	$750	$4,008	$23,988	$(5,585)	$1,494	$24,655

Net income	—	—	1,057	—	—	1,057

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	(2,179)	(2,179)

Comprehensive loss						(1,122)

Cash dividends declared ($1 per share)	—	—	(651)	—	—	(651)

Options vested	—	5	—	—	—	5

Balance at June 30, 2004	$750	$4,013	$24,394	$(5,585)	$(685)	$22,887

Balance at January 1, 2003	$750	$4,000	$23,491	$(5,270)	$2,212	$25,183

Net income	—	—	1,266	—	—	1,266

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	400	400

Comprehensive income						1,666

Cash dividends declared ($1 per share)	—	—	(657)	—	—	(657)

Purchase of 1,629 Treasury shares	—	—	—	(91)	—	(91)

Balance at June 30, 2003	$750	$4,000	$24,100	$(5,361)	$2,612	$26,101

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,057	$1,266
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	—	(3)
Provision for loan losses	150	60
Depreciation and amortization	433	164
Premium amortization on securities, net	260	96
Derivative valuation adjustment	(69)	—
Net change in loans held for sale	304	1,296
Gain on loan sales	(205)	(493)
Gain on sales of securities	(183)	—
(Gain) Loss on sale of other real estate owned	(23)	13
Change in interest receivable and other assets	1,568	55
Change in interest payable and other liabilities	174	(224)
Net cash from operating activities	3,466	2,230

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	6,087	—
Proceeds from maturities of securities	12,050	10,204
Purchases of securities available-for-sale	(26,504)	(180)
Proceeds from maturities of certificates of deposit	1,096	3,062
Purchases of certificates of deposit	(9,449)	(400)
Net change in loans receivable	1,196	(4,177)
Proceeds from sale of other real estate owned	89	166
Property and equipment expenditures	(345)	(1,357)
Net cash from investing activities	(15,780)	7,318

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	22,989	4,164
Change in federal funds purchased	—	(7,700)
Change in other borrowings	(1)	(385)
Change in securities sold under agreements to repurchase	—	(1,488)
Vested stock options	5	—
Purchase of treasury shares	—	(91)
Dividends paid	(1,305)	(1,316)
Net cash from financing activities	21,688	(6,816)

Change in cash and cash equivalents	9,374	2,732

Cash and cash equivalents at beginning of period	17,877	8,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,251	$11,338

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

June 30, 2004 and 2003

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2003 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (in thousands)	$578	$652	$1,057	$1,266
Weighted Average Shares outstanding	651,627	656,429	651,627	656,691
Effect of dilutive securities:
Stock options	—	—	—	—
Shares used to compute diluted earnings per share	651,627	656,429	651,627	656,691

Earnings per share:

Basic	$0.88	$0.99	$1.62	$1.93
Diluted	0.88	0.99	1.62	1.93

Options to purchase 14,500 shares at June 30, 2004 were not included in the earnings per share calculation as they were anti-dilutive.

NOTE 3 – CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	June 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$20,268	11.8%	$19,661	11.9%
Tier I capital (to risk-weighted assets)	19,191	11.2%	18,612	11.3%
Tier I capital (to average assets)	19,191	6.4%	18,612	7.2%

At June 30, 2004, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At June 30, 2004, the Company had $2.6 million of certificates of deposit, which mature in 2006, 2007, 2008 and 2009, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.05% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $6.3 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006, 2007, 2008 and 2009.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At June 30, 2004, the Bank had allocated $582,000 to this asset and recorded a valuation expense of $42,000 for the current year.

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

The Company’s net income for the six months ended June 30, 2004, was $1.06 million, or $1.62 per common share, compared to net income of $1.27 million, or $1.93 per common share for the six months ended June 30, 2003.  The decrease in net income was due primarily to increases in noninterest expenses related to the opening of an additional branch in Morris and the acquisition of two branches in Streator after June 30, 2003.

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures.  The estimates are based upon the Company’s evaluation of imprecise risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2004 were $314.1 million contrasted to $294.5 million at December 31, 2003, an increase of $19.6 million, or 6.7%.  This increase was the result of an increase in cash and cash equivalents, securities available for sale, and certificates of deposits at other financial institutions. These increases were partially offset by decreases in loans, loans held for sale and other assets. Cash and cash equivalents increased as a result of a $6.1 million increase in federal funds sold. This increase, and increases of $5.0 million in investment securities and $8.4 million in certificates of deposit at other financial institutions were funded through deposit growth. Loans decreased $1.4 million, primarily due to decreases in the real estate and installment portfolios. Loans held for sale decreased modestly by $99,000 as mortgage loan refinancing demand slowed during the first six months of the year.  Other assets decreased by $1.8 million due to amortization of purchase accounting adjustments and a $1.3 million reduction in dividends receivable.

The Company has purchased real estate in Yorkville, Illinois with the intention of establishing a full service branch facility in that community. Construction on the facility is anticipated to begin in late 2004, with an expected completion date in early 2005. The Bank anticipates additional capital expenditures of approximately $700,000 to complete the branch facility.

Total liabilities at June 30, 2004 were $291.2 million compared to $269.8 million at December 31, 2003, an increase of $21.4 million, or 7.9%. This increase was a result of  an increase in transactional deposits.  Deposits increased by $23.0 million, from $264.9 million at December 31, 2003, to $287.9 million at June 30, 2004, primarily due to increases in short term deposits of a local municipality and county funds resulting from real estate tax payments and deposit growth in the Morris, Illinois market area. Other liabilities decreased by $1.6 million, primarily due to the $1.1 million reduction in the deferred tax liability associated with the market value of the available for sale investment portfolio. In addition, dividends payable decreased from $1.3 million as of December 31, 2003, to $651,000 as of June 30, 2004.

Total equity declined to $22.9 million at June 30, 2004 compared to $24.6 million at December 31, 2003.  This decrease was the result of $1.1 million of additional retained earnings from net income for the period ended June 30, 2004 and a decrease of $2.2 million, net of tax, in the Company’s investment portfolio due to increasing interest rates. In addition, dividends payable in July 2004 were declared and recorded.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2004 was $578,000, or $.88 per share, an 11.3% decrease compared to $652,000, or $.99 per share, in the second quarter of 2003.  The decrease in net income for the quarter was primarily the result of an increase in non interest expense of $462,000, and an increase in the provision for loan loss of $45,000. These changes were partially offset by an increase in net interest income of $315,000, and a $54,000 increase in non interest income. The decrease in income before taxes also resulted in a decrease in the income tax provision of $64, 000.

During the six months ended June 30, 2004, net income was $1.06 million, or $1.62 per share, compared to $1.27 million, or $1.93 per share during the first six months of 2003.  This 16.5% decrease in net income for the six month period was primarily due to a $922,000 increase in non interest expense, or 25.8%, and an increase in the provision for loan loss of $90,000, or 150%. Increases in expenses were partially offset by an increase in net interest income of $599,000, or 15.0%, and an increase in non interest income of $66,000, or 4.9%. This decrease in the Company’s pretax income also resulted in a decrease in the tax provision of $138,000.

The annualized return on average assets was .70% for the six months ended June 30, 2004, compared to 1.08% in  2003.  The annualized return on average equity decreased to 9.0% for the six months ended June 30, 2004, from 10.9% in 2003.

NET INTEREST INCOME

Net interest income increased by 15% to $2.3 million from $2.0 million for the three months ended June 30, 2004 and 2003.  Total interest income increased to $3.4 million for the three months ended June 30, 2004 from $3.1 million for the same period ended June 30, 2003, a 7.8% increase.  This increase was primarily the result of an increase in interest income from securities to $1.2 million for the three months ended June 30, 2004 from $1.0 million for the same period a year earlier. In addition, an increase in interest income from investment certificates of deposits of $31,000 and a  decline in interest expense, to $1.0 million for the three months ended June 30, 2004 from $1.1 million for the same period ended June 30, 2003, a 6.3% decrease, contributed to the increase in net interest income for the three month period.

Net interest income for the six months ended June 30, 2004 and 2003 was $4.6 and $4.0 million, respectively. This increase was primarily the result of additional volume in interest earning assets compared to prior year.  The Company’s tax equivalent net interest margin was 3.45% for the six months ended June 30, 2004 and 3.73% a year earlier.  The yield on average earning assets decreased to 5.07% for the six months ended June 30, 2004 from 5.84% for the same period ended June 30, 2003, a decline of 77 basis points.  This decrease was partially offset by a corresponding decrease in the cost of funds to 1.82% from 2.46% paid for the same period ended June 30, 2003, a 64 basis point decline. These decreases were a result of ongoing repricing of assets and liabilities as they matured in the low rate environment throughout 2003 and during the first six months of 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 during the second quarter of 2004 compared to $30,000 for the same period in 2003. Year to date provision for loan loss was $150,000 in 2004 compared to $60,000 in 2003. As of June 30, 2004, the allowance for loan losses totaled $1.1 million, or .84% of total loans, which was a slight increase from .80% as of December 31, 2003.  Nonaccrual loans increased from $137,000 at December 31, 2003 to $148,000 at June 30, 2004. Nonperforming loans, including nonaccrual loans, increased $774,000 to $1.2 million over the same period due primarily to one commercial credit which is in the process of foreclosure. Management feels the Bank is well collateralized and expects no loss on the credit.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy shows signs of improvement, borrowers may continue to experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at June 30, 2004. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $782,000 for the three months ended June 30, 2004 compared to $728,000 for the same period in 2003, an increase of $54,000 or 7.4%. The increase in non interest income was primarily due to increases in service charges on deposit accounts of $81,000, and gains on the sale of investment securities of $72,000. Gains on loan sales to the secondary market decreased $141,000 to $132,000 in 2004 compared to 2003. This decrease was due to decreasing mortgage refinancing demand compared to prior year. Trust and farm management fee income remained constant at $114,000 in 2004 compared to the same period in 2003.  Other income increased $42,000 to $189,000, largely due to an increase in income related to safe deposit box rents, index powered certificates of deposit, and gain on the sale of other real estate owned.

For the six months ended June 30, 2004, non-interest income increased by 4.9% or $66,000 to $1.4 million.  Service charges on deposit accounts increased by $125,000, or 32.6%. Gains on the sale of investment securities increased $183,000 compared to prior year. Gains on loan sales to the secondary market decreased $288,000 due to decreased origination and refinancing volume. Other income increased $46,000 compared to prior year.

NONINTEREST EXPENSE

The Company’s non-interest expense was $2.3 and $1.8 million for the three months ended June 30, 2004 and 2003.  Salaries and benefits, the largest component of non-interest expense, increased $128,000, or 12.1%, to $1.2 million.  Increases in occupancy and equipment expense of $70,000, supplies expense of $19,000, professional fees of $46,000, and other expenses of $215,000 were offset to some extent by decreases in data expense of $9,000 and advertising expense of $7,000. The increase in salaries, supplies and occupancy and equipment expenses was due primarily to increased personnel, supplies and depreciation on capital expenditures related to additional facilities in Morris and Streator which were opened after June 30, 2003. The increase in professional fees was a result of anticipated increases in general legal expenses and audit expenses for the additional facilities, as well as an increase in one time consulting fees related to strategic planning and the Streator acquisition paid in 2004.  Increases in other expenses resulted from increased insurance and other costs related to the operation of additional facilities. In addition, amortization expense of $99,000 related to the core deposit intangible resulting from the purchase of the Streator branches was recorded in the second quarter of 2004.

For the six months ended June 30, 2004, non-interest expense increased $922,000 to $4.5 million, or 25.8%, compared to the year earlier period.  Salaries and benefits increased $345,000, or 17.1%, to $2.4 million.  Professional fees, occupancy expense, and supplies expense increased $245,000 as a result of additional facilities. Other expenses increased $381,000 primarily due to amortization expense of $199,000 related to the core deposit intangible resulting from the purchase of the Streator branches and increases in other expenses related to operating three added facilities compared to prior year.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2004, cash and short-term investments totaled $30.4 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2004:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Note payable	$489	$489	$—	$—	$—
Data processing Contract payable	958	192	404	362	—
Lines of credit(1)	$15,917	$10,253	$4,215	$585	$863
Standby letters of credit(1)	350	350	—	—	—
Other commitments to extend credit(1)	—	—	—	—	—

	$13,631	$5,490	$765	$1,122	$6,254

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

RECENT REGULATORY DEVELOPMENTS

Bank Sales of Securities.  On June 17, 2004, the Securities and Exchange Commission (the ”SEC”) issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999.  The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian.  At this time, it is not possible to predict the impact that this proposal would have on the Company and its subsidiaries.

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at June 30, 2004 and June 30, 2003.

	2004
	Amount	Net Income Change	Change

	(Dollars in Thousands)

+200 bp	$2,347	$(159)	(6.33)%
Base	2,506	—	—
-200 bp	2,479	(27)	(1.07)%

	2003
	Amount	Net Income Change	Change

	(Dollars in Thousands)

+200 bp	$2,194	$(59)	(2.62)%
Base	2,253	—	—
-200 bp	2,049	(204)	(9.03)%

As shown above, at June 30, 2004, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 6.33% or approximately $159,000.  The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 1.07% or approximately $27,000.  However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be acheivable.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Directors

At the Annual Meeting of Stockholders on May 19, 2004 , Joachim J. Brown, John L. Cantlin and Patty Godfrey were elected to serve as Class II directors until the 2007 Annual Meeting of Stockholders. Bradley J. Armstrong, Donald J. Harris, and Thomas P. Rooney continue to serve as Class I directors with a term expiring in 2006 and Thomas E. Haeberle, Erika L. Schmidt and William J. Walsh continue to serve as Class III directors with a term expiring in 2005.  The voting for each Class II director was as follows:

	Votes For	Votes Withheld
Joachim J. Brown	492,796	7,643
John L. Cantlin	493,236	7,203
Patty P. Godfrey	491,905	8,534

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

32.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

A report on form 8-K/A was filed on April 13, 2004, pursuant to Item 7, which reported amendment number 1 to the Form 8-K filed with the Securities and Exchange Commission on November 19, 2003.

A report on Form 8-K was filed on April 23, 2004 pursuant to Item 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended March 31, 2004.

A report on Form 8-K was filed on July 23, 2004 pursuant to Item 12, which reported, in the form of a press release, the Company’s financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ JOACHIM J. BROWN
Joachim J. Brown
President (Chief Executive Officer)

/S/ VINCENT G. EASI
Vincent G. Easi
Chief Financial Officer