Form 10-Q
period 2004-09-30
FIRST OTTAWA BANCSHARES INC
filed 2004-11-12
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 13, 2003, the Registrant had outstanding 651,627 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$9,653	$11,477
Federal funds sold	—	6,400
Cash and cash equivalents	9,653	17,877
Certificates of deposit	24,932	13,190
Securities available-for-sale	115,347	113,433
Loans held for sale	1,681	1,644
Loans, less allowance for loan losses of $1,127 and $1,049	129,924	129,255
Bank premises and equipment, net	7,646	7,537
Interest receivable and other assets	10,707	11,554

Total assets	$299,890	$294,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$28,475	$29,933
NOW accounts	70,786	64,050
Money market accounts	41,828	28,828
Savings	28,506	27,826
Time, $100,000 and over	23,583	26,425
Other time	73,950	87,859
Total deposits	267,128	264,921

Federal funds purchased	4,500	—
Borrowings	489	490
Interest payable and other liabilities	2,917	4,424
Total liabilities	275,034	269,835

Commitments and contingent liabiliies

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,014	4,008
Retained earnings	25,071	23,988
Treasury stock, at cost, 98,373 shares	(5,585)	(5,585)
Accumulated other comprehensive income	606	1,494
Total shareholders’ equity	24,856	24,655

Total liabilities and shareholders’ equity	$299,890	$294,490

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Loans (including fee income)	$2,092	$2,016	$6,201	$5,984
Securities
Taxable	875	814	2,818	2,562
Exempt from federal income tax	263	183	695	569
Certificates of deposit	155	76	387	277
Federal funds sold	13	5	39	5
Total interest income	3,398	3,094	10,140	9,397

Interest expense
NOW account deposits	101	99	301	340
Money market deposit accounts	247	76	624	137
Savings deposits	41	46	134	165
Time deposits	637	769	2,098	2,503
Repurchase agreements	—	—	—	8
Borrowings	4	2	9	6
Federal funds purchased	5	20	7	151
Total interest expense	1,035	1,012	3,173	3,310

NET INTEREST INCOME	2,363	2,082	6,967	6,087

Provision for loan losses	75	30	225	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,288	2,052	6,742	5,997
Noninterest income
Service charges on deposit accounts	290	224	798	607
Trust and farm management fee income	114	114	342	342
Gain on loan sales	98	155	303	648
Securities gains, net	159	1	342	1
Other income	61	120	357	370
Total noninterest income	722	614	2,142	1,968

Noninterest expenses
Salaries and employee benefits	1,140	964	3,507	2,986
Occupancy and equipment expense	311	250	895	705
Data processing expense	76	115	259	335
Supplies	34	35	120	92
Advertising and promotions	11	18	34	53
Professional fees	102	138	342	291
Other expenses	457	294	1,472	928
Total noninterest expenses	2,131	1,814	6,629	5,390

INCOME BEFORE INCOME TAXES	879	852	2,255	2,575

Provision for income taxes	202	225	521	682

NET INCOME	$677	$627	$1,734	$1,893

Earnings per share-basic and diluted	$1.04	$.96	$2.66	$2.88

Average shares outstanding-basic and diluted	651,627	655,151	651,627	656,172

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2004	$750	$4,008	$23,988	$(5,585)	$1,494	$24,655

Net income	—	—	1,734	—	—	1,734

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	(888)	(888)

Comprehensive income						846

Cash dividends declared ($1 per share)	—	—	(651)	—	—	(651)

Vested options	—	6	—	—	—	6

Balance at September 30, 2004	$750	$4,014	$25,071	$(5,585)	$606	$24,856

Balance at January 1, 2003	$750	$4,000	$23,491	$(5,270)	$2,212	$25,183

Net income	—	—	1,893	—	—	1,893

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	(455)	(455)

Comprehensive income						1,666

Cash dividends declared ($1 per share)	—	—	(657)	—	—	(657)

Vested options outstanding	—	4	—	—	—	4

Purchase of 4,329 treasury shares	—	—	—	(254)	—	(254)

Balance at September 30, 2003	$750	$4,004	$24,727	$(5,524)	$1,757	$25,714

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,734	$1,893
Adjustments to reconcile net income to net cash from operating activities Change in deferred loan fees	(16)	(3)
Provision for loan losses	225	90
Depreciation and amortization	588	265
Premium amortization on securities, net	385	138
Derivative valuation adjustment	(9)	—
Net real estate loans originated for sale	266	668
Gain on loan sales	(303)	(648)
Gain on sale/call of securities available-for-sale	(342)	(1)
(Gain) /Loss on sale of other real estate owned	(23)	13
Change in interest receivable and other assets	598	(206)
Change in interest payable and other liabilities	255	31
Net cash from operating activities	3,358	2,240

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	11,256	—
Proceeds from maturities of securities	17,689	14,431
Purchases of securities available-for-sale	(32,247)	(3,438)
Proceeds from maturities of certificates of deposit	2,589	5,905
Purchases of certificates of deposit	(14,322)	(2,293)
Net change in loans receivable	(944)	(5,378)
Proceeds from sale of other real estate owned	89	166
Property and equipment expenditures	(448)	(2,062)
Net cash from investing activities	(16,338)	7,331

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	2,207	4,783
Change in federal funds purchased	4,500	(12,340)
Change in other borrowings	(1)	(222)
Change in securities sold under agreements to repurchase	—	(77)
Vested stock options	6	—
Purchase of treasury shares	—	(254)
Dividends paid	(1,956)	(1,973)
Net cash from financing activities	4,756	(10,083)

Change in cash and cash equivalents	(8,224)	(512)

Cash and cash equivalents at beginning of period	17,877	8,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,653	$8,094

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

September 30, 2004 and 2003

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (in thousands)	$677	$627	$1,734	$1,893
Weighted Average Shares outstanding	651,627	655,151	651,627	656,172
Effect of dilutive securities:	—	—	—	—
Stock options
Shares used to compute diluted earnings per share	651,627	655,151	651,627	656,172

Earnings per share:

Basic	$1.04	$0.96	$2.66	$2.88
Diluted	1.04	0.96	2.66	2.88

Options to purchase 14,500 shares at September 30, 2004 were not included in the earnings per share calculation as they were anti-dilutive.

NOTE 3 – CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	September 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$21,064	12.4%	$19,661	11.9%
Tier I capital (to risk-weighted assets)	19,937	11.7%	18,612	11.3%
Tier I capital (to average assets)	19,937	6.6%	18,612	7.2%

At September 30, 2004, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At Septemebr 30, 2004, the Company had $2.6 million of certificates of deposit, which mature in 2006, 2007, 2008 and 2009, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.16% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $6.9 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006, 2007, 2008 and 2009.  The investments that individually do not exceed $100,000 are insured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At September 30, 2004, the  Bank had allocated $505,000 to this asset and recorded a valuation expense of $161,000 for the current year.

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

Overview

First Ottawa Bancshares, Inc. is the holding company for First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa and a branch in Morris, as well as two branches in Streator that were purchased during the fourth quarter of 2003. The Company has purchased real estate in Yorkville, Illinois with the intention of establishing a full service branch facility in that community in early 2005.  The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

The Company’s net income for the three months ended September 30, 2004, of $677,000, or $1.04 per common share, compared to net income of $627,000, or $.96 per common share for the three months ended September 30, 2003.

The Company’s net income for the nine months ended September 30, 2004, was $1.73 million, or $2.66 per common share, compared to net income of $1.89 million, or $2.88 per common share for the nine months ended September 30, 2003.  The decrease in net income was due primarily to increases in noninterest expenses related to the opening of an additional branch in Morris in July of 2003, and the acquisition of two branches in Streator after September 30, 2003.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2004 were $299.9 million contrasted to $294.5 million at December 31, 2003, an increase of $5.4 million, or 1.8%.  This increase was the result of increases in  securities available for sale of $1.9 million, certificates of deposits at other financial institutions of $11.7 million, and modest increases in loans held for sale, loans, and bank premises and equipment. Increases were partially offset by decreases in cash and cash equivalents of $8.2 million, and other assets of $800,000. The increase in certificates of deposits at other financial institutions was funded by a decrease in federal funds sold and cash on hand. Other increases were funded by deposit growth and an increase in federal funds purchased.

The Company has purchased real estate in Yorkville, Illinois with the intention of establishing a full service branch facility in that community. Construction on the facility is anticipated to begin in late 2004, with an expected completion date in early 2005. The Bank anticipates additional capital expenditures of approximately $700,000 to complete the Yorkville branch facility.

Total liabilities at September 30, 2004 were $275.0 million compared to $269.8 million at December 31, 2003, an increase of $5.2 million, or 1.9%. This increase was a result of  an increase in federal funds purchased of $4.5 million, and an increase in total deposits of $2.2 million. Increases were partially offset by a decrease in other liabilities of $1.5 million. Other liabilities decreased by $1.5 million, primarily due to the reduction of dividends payable from $1.3 million as of December 31, 2003, to $0 as of September 30, 2004.

Total equity was $24.9 million at September 30, 2004 compared to $24.7 million at December 31, 2003.  This increase was the result of $1.7 million of additional retained earnings from net income for the period ended September 30, 2004 and a decrease of $888,000, net of tax, in the Company’s investment portfolio due to changing interest rates. The increase in retained earnings was also offset by dividends paid in July 2004.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2004 was $677,000, or $1.04 per share, an 8.0% increase compared to $627,000, or $0.96 per share, in the third quarter of 2003.  The increase in net income for the quarter was primarily the result of increases in interest income of $304,000 and non-interest income of $108,000, as well as a $23,000 decrease in the provision for income taxes. These changes were partially offset by increases in interest expense of $23,000, provision for loan losses of $45,000, and other noninterest expense of $317,000 .

During the nine months ended September 30, 2004, net income was $1.7 million, or $2.66 per share, compared to $1.9 million, or $2.88 per share during the first nine months of 2003.  This 8.4% decrease in net income for the nine month period was primarily due to a $1.2 million increase in noninterest expense, or 23.0%, and an increase in provision for loan losses of $135,000, or 150%. Increases in expense were partially offset by increases in net interest income of $880,000, or 14.5%, and noninterest income of $174,000, or 8.8%, as well as a decrease in income tax expense of $161,000, or 23.6%. This decrease in the Company’s tax provision reflected both a decrease in pre-tax income and a migration from taxable to tax exempt investments held in the securities portfolio.

The annualized return on average assets was .77% for the nine months ended September 30, 2004, compared to 1.08% in  2003.   The annualized return on average equity decreased to 9.77% for the nine months ended September 30, 2004, from 10.76% in 2003.

NET INTEREST INCOME

Net interest income was $2.4 million and $2.1 million for the three months ended September 30, 2004 and 2003.  Total interest income increased to $3.4 million for the three months ended September 30, 2004 from $3.1 million for the same period ended September 30, 2003, a 9.8% increase.  This increase was the result of modest increases in all classes of interest earning assets. This increase was mitigated by a modest increase in interest expense of $23,000 for the three months ended September 30, 2004 compared to September 30, 2003.

Net interest income for the nine months ended September 30, 2004 and 2003 was $7.0 and $6.1 million. . Total interest income increased to $10.1 million for the nine months ended September 30, 2004 from $9.4 million for the same period ended September 30, 2003, a 7.9% increase.  The Company’s net interest margin was 3.45% for the nine months ended September 30, 2004 and 3.77% a year earlier.  The yield on average earning assets decreased to 5.04% for the nine months ended September 30, 2004 from 5.79% for the same period ended September 30, 2003, a decline of 75 basis points.  This decrease was partially offset by a corresponding decrease in the cost of funds to 1.78% from 2.36% paid for the same period ended September 30, 2003, an 58 basis point decline. These decreases were a result of ongoing repricing of assets and liabilities as they mature in the low rate environment throughout 2003 and during the first nine months of 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 during the third quarter of 2004 compared to $30,000  for the same period in 2003. Year to date provision for loan losses was $225,000 in 2004 compared to $90,000 in 2003. As of September 30, 2004, the allowance for loan losses totaled $1.1 million, or .85% of total loans, which is a slight increase from 0.80% as of December 31, 2003.  Nonaccrual loans increased from $137,000 at December 31, 2003 to $242,000 at September 30, 2004. Nonperforming loans, including nonaccrual loans, increased $631,000 to $1.1 million over the same period.  Specific reserves of $248,000 have been allocated to certain loans which make up the nonperforming loan balance. All nonperforming loans are in various stages of collection or in the process of foreclosure. Management feels the Bank is well collateralized and expects no loss in excess of specific allocations on the loans.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Even though there are indications of emerging strength in the economy, it is uncertain if this strength is sustainable. If it is not sustainable, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses was adequate at September  30, 2004. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $722,000 for the three months ended September 30, 2004 compared to $614,000 for the same period in 2003, an increase of $108,000 or 17.6%. The increase in noninterest income was primarily due to increases in gains on securities sold of $158,000  and an increase in service charge income of $66,000.  These increases were partially mitigated by decreased mortgage refinancing activity. Gains on loan sales to the secondary market increased $57,000 to $98,000 in 2004 compared to 2003. Other fees and commissions income decreased by $59,000 to $61,000, primarily due to market adjustments associated with index powered certificates of deposit held for investment purposes. Trust and farm management fee income remained constant at $114,000 in 2003 compared to the same period in 2002.

For the nine months ended September 30, 2004, non-interest income increased by 8.8% or $174,000 to $2.1 million.  Service charges on deposit accounts increased by $191,000, or 31.5%. Gains realized on the sale of investment securities increased to $342,000 in 2004 compared to $1,000 in 2003.  These investment gains were offset by decreased gains on loan sales to the secondary market, which decreased $345,000 due to decreased origination and refinancing volume, and other fees and commissions decreased $13,000, or 3.5% due to decreased income related to bank owned life insurance.

NONINTEREST EXPENSE

The Company’s noninterest expense was $2.1 million and $1.8 million for the three months ended September 30, 2004 and 2003.  Salaries and benefits, which is the largest component of non-interest expense, increased $176,000, or 18.3%, to $1.1 million.  Increases in occupancy and equipment expense of $61,000, and other expenses of $163,000, contributed to the $317,000 increase in noninterest expense for the three month period. Increased salaries and benefits were primarily a result of additional personnel hired to staff the Morris and Streator locations, which opened in July and November of 2003. The increase in occupancy and equipment expenses was due primarily to increased depreciation on capital expenditures related to the renovation of the main banking facility, the construction of the Morris facility and the acquisition of the Streator locations.  Increases in other expenses resulted from increased mortgage banking expenses of $9,000, an increase in core deposit amortization expense of $100,000, and other insurance expenses related to the additional locations of $27,000. These increases were partially offset by decreases in data processing expense of $39,000, due to a data processor conversion which took place in November 2003. Also, decreased professional fees of $36,000 in 2004 were a result of the reduction in consulting and legal costs associated with the pending acquisition of two branch facilities in Streator, Illinois during the third quarter, 2003.

For the nine months ended September 30, 2004, noninterest expense increased $1.2 million to $6.6 million, or 23.0%, compared to the year earlier period.  Salaries and benefits increased $521,000, or 17.4%, to $3.5 million.  Occupancy and equipment expenses were up $190,000 compared to the prior year, due to construction and capital expenditures and related depreciation expenses. Professional fees and supplies expense increased modestly over prior year due to costs associated with added locations.  Data processing expense declined $76,000 in total due primarily to a data processor conversion in late 2003.    Other expenses increased $544,000, primarily due to increases in amortization of the core deposit intangible related to the acquisition of the Streator locations of $300,000, mortgage banking related expenses of $26,000,  insurance expense of $82,000, and postage expenses of $20,000.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2004, cash and short-term investments totaled $20.7 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses contractual obligations and commercial commitments of the Company as of September 30, 2004:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Federal funds purchased	$4,500	$4,500	$—	$—	$—
Data processing contract payable	930	192	434	304	—
Note payable	489	489	—	—	—
Lines of credit(1)	$13,277	$7,336	$4,024	$1,018	$899
Standby letters of credit(1)	350	350	—	—	—
Other commitments to extend credit(1)	—	—	—	—	—

	$19,546	$12,867	$4,458	$1,322	$899

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

RECENT REGULATORY DEVELOPMENTS

On August 20, 2004, Illinois Governor Blagojevich signed legislation that permits state-chartered banks and national banks that are headquartered outside of Illinois to establish de novo branches and to acquire branches in Illinois, provided that the states in which they are headquartered grant reciprocal privileges to banks that are headquartered in Illinois.  This legislation will allow state-chartered banks and national banks headquartered in Illinois to establish de novo branches and to acquire branches in states that have similar reciprocity laws.  On September 13, 2004, the Illinois Department of Financial and Professional Regulation published guidance, in the form of Interpretive Letter 2004-01, that lists those states that have similar reciprocity laws.

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

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at September 30, 2004 and September 30, 2003.

	2004 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,092	$(254)	(10.8)%
Base	2,346	—	—
–200 bp	2,367	21	0.9%

	2003 Net Income
	Amount	Change	Change
	(Dollars in Thousands )

+200 bp	$2,477	$(18)	(0.7)%
Base	2,495	—	—
–200 bp	2,336	(159)	(6.4)%

As shown above, at September 30, 2004, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 10.8% or approximately $254,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net income by 0.9% or approximately $21,000.  However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be acheivable.

ITEM 4:       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II
ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d- 14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d- 14(a)

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section

1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ JOACHIM J. BROWN
Joachim J. Brown
President (Chief Executive Officer)

/S/ VINCENT G. EASI
Vincent G. Easi
Chief Financial Officer