Form 10-Q
period 2005-03-31
FIRST OTTAWA BANCSHARES INC
filed 2005-05-16
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 11, 2005, the Registrant had outstanding 649,989 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$7,802	$7,930
Federal funds sold	—	—
Cash and cash equivalents	7,802	7,930
Certificates of deposit	21,384	24,647
Securities available-for-sale	101,775	104,652
Loans held for sale	—	1,701
Loans, less allowance for loan losses of $1,199 and $1,174	134,490	131,618
Premises and equipment, net	8,018	7,624
Interest receivable and other assets	10,298	10,487

Total assets	$283,767	$288,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$28,751	$31,582
NOW accounts	62,689	61,613
Money market accounts	33,086	38,252
Savings	29,060	28,235
Time, $100,000 and over	28,226	22,462
Other time	71,072	71,820
Total deposits	252,884	253,964

Federal funds purchased	5,000	5,600
Securities sold under agreement to repurchase	750	750
Borrowings	—	559
Interest payable and other liabilities	2,089	3,934
Total liabilities	260,723	264,807

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 750,000 issued	750	750
Additional paid-in capital	4,023	4,018
Retained earnings	25,157	24,662
Treasury stock, at cost, 98,993 and 98,373 shares	(5,699)	(5,656)
Accumulated other comprehensive income (loss)	(1,187)	78
Total shareholders’ equity	23,044	23,852

Total liabilities and shareholders’ equity	$283,767	$288,659

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2005 and 2004

(In thousands, except share and per share data)

(Unaudited)

	2005	2004
Interest income
Loans	$2,155	$2,064
Securities
Taxable	715	1,003
Exempt from federal income tax	238	183
Certificates of deposit	168	105
Federal funds sold	2	14
Total interest income	3,278	3,369

Interest expense
NOW account deposits	134	103
Money market deposit accounts	170	172
Savings deposits	37	49
Time deposits	646	768
Repurchase agreements	3	—
Federal funds purchased	16	1
Borrowings	7	4
Total interest expense	1,013	1,097

NET INTEREST INCOME	2,265	2,272
Provision for loan losses	75	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	2,190	2,197

Noninterest income
Service charges on deposit accounts	258	233
Trust and farm management fee income	114	114
Gain on loan sales	53	73
Securities gains	30	111
Other income	84	107
Total noninterest income	539	638

Noninterest expense
Salaries and employee benefits	1,180	1,184
Occupancy and equipment expense	318	285
Data processing expense	91	86
Supplies	44	41
Professional fees	96	106
Amortization of core deposit intangible	80	100
Other expenses	302	412
Total noninterest expenses	2,111	2,214

INCOME BEFORE INCOME TAXES	618	621

Provision for income taxes	123	142

NET INCOME	$495	$479

Earnings per share – basic and diluted	$0.76	$0.74

Average shares outstanding	650,395	651,627

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2005	$750	$4,018	$24,662	$(5,656)	$78	$23,852

Net income	—	—	495	—	—	495

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(1,265)	(1,265)

Comprehensive loss	—	—	—	—	—	(770)

Stock options vested	—	5	—	—	—	5

Purchase 620 treasury shares	—	—	—	(43)	—	(43)

Balance at March 31, 2005	$750	$4,023	$25,157	$(5,699)	$(1,187)	$23,044

Balance at January 1, 2004	$750	$4,008	$23,988	$(5,585)	$1,494	$24,655

Net income	—	—	479	—	—	479

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	577	577

Comprehensive income						1,056

Stock options vested	—	2	—	—	—	2

Balance at March 31, 2004	$750	$4,010	$24,467	$(5,585)	$2,071	$25,713

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$495	$479
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	75	75
Depreciation and amortization	203	211
Premium amortization on securities, net	111	124
Derivative valuation adjustment	56	79
Net change in loans held for sale	480	417
Gain on loan sales	(53)	(73)
Gain on sales of securities	(30)	(111)
Gain on sale of other real estate owned	(8)	—
Change in interest receivable and other assets	226	1,530
Change in interest payable and other liabilities	109	(230)
Net cash from operating activities	1,664	2,501

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	1,788	3,763
Proceeds from maturities and calls of securities	921	7,711
Purchases of securities available-for-sale	(1,829)	(23,347)
Proceeds from maturities of certificates of deposit	4,574	—
Purchases of certificates of deposit	(1,367)	(4,824)
Net change in loans receivable	(2,051)	2,832
Proceeds from sale of other real estate owned	265	—
Property and equipment expenditures	(513)	(265)
Net cash from investing activities	1,788	(14,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(1,080)	969
Change in federal funds purchased	(600)	5,900
Change in borrowings	(559)	—
Vested stock options	5	2
Purchases of treasury shares	(43)	—
Dividends paid	(1,303)	(1,305)
Net cash used in financing activities	(3,580)	5,566

Change in cash and cash equivalents	(128)	(6,063)

Cash and cash equivalents at beginning of period	7,930	17,877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,802	$11,814

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in First Ottawa Bancshares, Inc.’s (the Company) annual report on Form 10-K for 2004 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet as of that date.

 The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2005	2004

Net income (in thousands)	$495	$479
Weighted average shares outstanding	650,395	651,627
Effect of dilutive securities:
Stock options	1,661	—
Shares used to compute diluted earnings per share	652,056	651,627
Earnings per share:

Basic	$0.76	$0.74
Diluted	0.76	0.74

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$21,321	12.3%	$20,769	12.2%
Tier I capital (to risk-weighted assets)	20,122	11.6%	19,595	11.5%
Tier I capital (to average assets)	20,122	7.2%	19,595	6.7%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At March 31, 2005, the Company had $2.8 million of certificates of deposit, which mature in 2006, 2007, 2008, 2009 and 2010 in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.47% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in other expense.

In addition to the above, the Company also purchased $7.3 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006, 2007, 2008, 2009 and 2010.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan

Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At March 31, 2005, the  Bank had allocated $886,000 to this asset, and recorded a valuation expense of $119,000 for the current year.

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

Overview

First Ottawa Bancshares, Inc. is the holding company for First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator and a branch in Morris.

The Company is in the construction phase of establishing a full service branch facility in Yorkville, Illinois with an expected opening date during the second quarter of 2005.  The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

The Company’s net income for the three months ended March 31, 2005, was $495,000, or $.76 per common share, compared to net income of $479,000, or $.74 per common share for the three months ended March 31, 2004.  The increase in net income was due primarily to a decrease in  non interest expenses, partially offset by a decrease in non interest income.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting policies are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2004 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 3 in the Company’s 2004 Annual Report.

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2005 were $283.8 million contrasted to $288.7 million at December 31, 2004, an decrease of $4.9 million, or 1.7%.  This decrease in total assets was the result of a decrease in securities available for sale and certificates of deposits at other financial institutions. and modest increases in bank premises and equipment. These decreases were partially offset by increases in loans and premises and equipment.  The $2.9 million decrease in securities and the $3.3 million decrease in certificates of deposits at other financial institutions was used to fund the $2.9 million increase in loans and the $394,000 increase in premises and equipment. In addition, deposits, other borrowings other liabilities and federal funds purchased were reduced. Premises and equipment increased by $394,000 due to construction costs of the Yorkville branch facility. The branch is expected to open in the second quarter of 2005.  The Bank anticipates additional 2005 capital expenditures of approximately $160,000 to complete this branch facility.

Total liabilities at March 31, 2005 were $260.7 million compared to $264.8 million at December 31, 2004, a decrease of $4.1 million, or 1.5%. This decrease in total liabilities was a result of decreases in deposits of $1.1 million, other borrowings of $559,000, federal funds purchased of $600,000 and a $1.8 million decrease in other liabilities. Other liabilities decreased by $1.8 million primarily due to the payment of declared dividends in the first quarter.

Total equity was $23.0 million at March 31, 2005 compared to $23.9 million at December 31, 2004.  This decrease was the result of $479,000 of additional retained earnings from net income for the quarter ended March 31, 2005 and a decrease of $1.3 million, net of tax, in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2005 was $495,000, or $.76 per share, a 3.3% increase compared to $479,000, or $.74 per share, in the first quarter of 2004.  The increase in net income for the quarter was primarily the result of a decrease in noninterest expense of $203,000, combined with a decrease in the provision for income taxes of $19,000 compared to 2004 results. Noninterest income decreased by $99,000 compared to the same period in 2004. These changes were offset by a decrease in noninterest income of $99,000, and a decrease in net interest income of $7,000, compared to the same period in 2004.

The annualized return on average assets was .69% in the first quarter of 2005 compared to .65% in the first quarter of 2004.   The annualized return on average equity increased to 8.25% in the first quarter of 2005 from 8.19% in the first quarter of 2004.

NET INTEREST INCOME

Net interest income was $2.3 million for the three months ended March 31, 2005 and 2004.  Total interest income decreased to $3.3 million for the three months ended March 31, 2005 from $3.4 million in 2004.  This decrease was primarily the result of a reduction in securities income of $333,000 to $953,000 in 2005.  Decreased securities income was attributable to decreases in principal balances compared to 2004.

Decreased securities income was offset by increases in loan interest income and deposits held for investment income. Similarly, these increases were attributable primarily to volume.

The Company’s net interest margin was 3.60% for the three months ended March 31, 2005 and 3.42% a year earlier.  The yield on average earning assets increased to 5.23% for the three months ended March 31, 2005 from 5.10% for the same period ended March 31, 2004, a 13 basis point increase.  This increase was aided by a decrease in the cost of funds to 1.85% from 1.89% paid for the same period ended March 31, 2004, a 4 basis point decline.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 in the first quarters of both 2005 and 2004. As of March 31, 2005, the allowance for loan losses totaled $1.2 million, or .88% of total loans, which was unchanged from .88% as of December 31, 2004.  Nonaccrual loans decreased from $161,000 at December 31, 2004 to $86,000 at March 31, 2005. Nonperforming loans, including nonaccrual loans, increased $286,000 to $602,000 over the same period. Management feels that the Bank is well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the developing economy for the remainder of 2005. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at March 31, 2005. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $539,000 for the three months ended March 31, 2005 compared to $638,000 for the same period in 2004, a decrease of $99,000 or 15.5%. The decrease in noninterest income was primarily due to decreases in security gains of $81,000 and gains on the sale of loans of $20,000.  The decrease in loan sales was due primarily to decreased mortgage refinance demand compared to the prior year. In addition, other income decreased by $23,000 compared to 2004, due to fluctuation in the market value of derivatives related to investment certificates of deposit. Decreases were partially offset by an increase in deposit service charges of $25,000.  Trust and farm management fee income remained constant at $114,000 in 2005 compared to the same period in 2004.

NONINTEREST EXPENSE

The Company’s noninterest expense was $2.1 million and $2.2 million for the three months ended March 31, 2005 and 2004.  Salaries and benefits, the largest component of noninterest expense, decreased $4,000, or .34%, to $1.2 million.  Increases in occupancy and equipment expense of $33,000, data processing expense of $5,000, and supplies expense of $3,000, were offset by decreases in other expenses of $110,000, professional fees of $10,000, and amortization of core deposit intangible expense of $20,000. The increase in supplies and occupancy and equipment expenses was due primarily to increased personnel, supplies and depreciation on capital expenditures related to additional facilities in Morris and Streator. Amortization is related to the core deposit intangible resulting from the purchase of our two Streator branches. Decreases in other expenses resulted primarily from decreases in reimbursable expenses of the holding company, directors’ life insurance expense and other real estate owned expense.

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

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2005:

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Federal funds purchased	$5,000	$5,000	$—	$—	$—
Data processing contract payable	833	193	470	170	—
Lines of credit(1)	16,599	10,610	1,939	960	3,090
Standby letters of credit(1)	225	225	—	—	—

	$22,657	$16,028	$2,409	$1,130	$3,090

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

ITEM 3:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at March 31, 2005and March 31, 2004

	2005 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,533	$(173)	(6.4)%
Base	2,706	—	—
-200 bp	2,593	(113)	(4.2)%

	2004 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$1,897	$(202)	(9.6)%
Base	2,099	—	—
-200 bp	2,185	86	4.1%

As shown above, at March 31, 2005 the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 6.4% or approximately $173,000.  The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net income by 4.2% or approximately $113,000. However, the Company does not anticipate market interest rates decreasing an additional 200 basis points, so these results may not be achievable.  Net income sensitivity in a rising rate environment has increased since March 31, 2004.

ITEM 4:              CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1.               LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 through January 31, 2005	0	0	0	0
February 1 2005 through February 28, 2005	620	$70.00	0	0
March 1, 2005 through March 31, 2005	0	0	0	0
Total	620	$70.00	0	0

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/s/ Joachim J. Brown
Date: May 13, 2005	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Vincent G. Easi
Date: May 13, 2005	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)