Form 10-K/A
period 2004-12-31
FIRST OTTAWA BANCSHARES INC
filed 2005-07-07
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

649,989 shares of common stock were outstanding as of May 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and IV are incorporated by reference from the Registrant’s 2004 Annual Report to Stockholders; and a portion of Part III is incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held May 18, 2005.

Except for those portions of the 2004 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

EXPLANATORY NOTE

On March 30, 2005, First Ottawa Bancshares, Inc. (the “Company”) filed its Form 10-K for its fiscal year ended December 31, 2004.  In the filing, the original signature of BKD, LLP, the Company’s independent registered public accounting firm, was not included in BKD, LLP’s audit report.  Also, the audit report for the fiscal year ended December 31, 2002, issued by Crowe Chizek and Company LLC, the Company’s prior independent registered public accounting firm, was not included in the Form 10-K.  The purpose of this Form 10-K/A (“Amendment No. 1”) is to re-file the Company’s financial statements to include BKD, LLP’s signature on its audit report and to include the audit report issued by Crowe Chizek and Company LLC for the fiscal year ended December 31, 2002.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

This Amendment No. 1 contains only the sections and exhibits to the Form 10-K which are being amended. The sections of and exhibits to the Form 10-K as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

PART II

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm as set forth on pages 17 through 39 of the 2004 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

Reports of Independent Registered Public Accounting Firm

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
		All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K/A.

	2.	Financial Statement Schedules Not applicable.

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

	13.1	Annual Report to Stockholders

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.

		By:	/s/ Joachim Brown
Joachim Brown, President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vincent G. Easi
Vincent G. Easi, Principal Financial Officer

Date:	July 7, 2005

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
13.1	2004 Annual Report to Stockholders		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X