Form 10-Q
period 2005-06-30
FIRST OTTAWA BANCSHARES INC
filed 2005-08-12
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of August 12, 2005, the Registrant had outstanding 649,989 shares of common stock, $1.00 par value per share.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$9,510	$7,930
Federal funds sold	20,900	—
Cash and cash equivalents	30,410	7,930
Certificates of deposit	18,887	24,647
Securities available-for-sale	100,933	104,652
Loans held for sale	—	1,701
Loans, less allowance for loan losses of $1,245 and $1,174	140,318	131,618
Bank premises and equipment, net	8,118	7,624
Interest receivable and other assets	10,142	10,487

Total assets	$308,808	$288,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$33,297	$31,582
NOW accounts	63,279	61,613
Money market accounts	42,872	38,252
Savings	27,640	28,235
Time, $100,000 and over	44,909	22,462
Other time	70,074	71,820
Total deposits	282,071	253,964

Federal funds purchased	—	5,600
Securities sold under agreements to repurchase	—	750
Borrowings	—	559
Interest payable and other liabilities	3,105	3,934
Total liabilities	285,176	264,807

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,028	4,018
Retained earnings	25,078	24,662
Treasury stock, at cost, 100,011 and 99,391 shares	(5,699)	(5,656)
Accumulated other comprehensive income (loss)	(525)	78
Total shareholders’ equity	23,632	23,852

Total liabilities and shareholders’ equity	$308,808	$288,659

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans (including fee income)	$2,262	$2,045	$4,417	$4,109
Securities
Taxable	695	940	1,410	1,943
Exempt from federal income tax	250	249	488	432
Certificates of deposit	149	127	317	232
Federal funds sold	19	12	21	26
Total interest income	3,375	3,373	6,653	6,742

Interest expense
NOW account deposits	148	97	282	200
Money market deposit accounts	167	205	337	377
Savings deposits	37	44	74	93
Time deposits	731	693	1,377	1,461
Repurchase agreements	1	—	4	—
Borrowings	—	1	7	5
Federal funds purchased	17	1	33	2
Total interest expense	1,101	1,041	2,114	2,138

NET INTEREST INCOME	2,274	2,332	4,539	4,604
Provision for loan losses	75	75	150	150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,199	2,257	4,389	4,454
Noninterest income
Service charges on deposit accounts	299	275	557	508
Trust and farm management fee income	114	114	228	228
Gain on loan sales	3	132	56	205
Gain on investment sales	24	72	54	183
Other income	224	189	308	296
Total noninterest income	664	782	1,203	1,420

Noninterest expenses
Salaries and employee benefits	1,143	1,183	2,323	2,367
Occupancy and equipment expense	317	299	635	584
Data processing expense	88	97	179	183
Supplies	46	45	90	86
Professional fees	123	134	219	240
Amortization of core deposit intangible	79	99	159	199
Other expenses	298	427	600	839
Total noninterest expenses	2,094	2,284	4,205	4,498

INCOME BEFORE INCOME TAXES	769	755	1,387	1,376

Provision for income taxes	198	177	321	319

NET INCOME	$571	$578	$1,066	$1,057

Earnings per share-basic and diluted	$0.88	$0.88	$1.64	$1.62
Dividends per share	$1.00	$1.00	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at January 1, 2005	$750	$4,018	$24,662	$(5,656)	$78	$23,852

Net income	—	—	1,066	—	—	1,066

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(603)	(603)

Comprehensive income	—	—	—	—	—	463

Cash dividends declared ($1 per share)	—	—	(650)	—	—	(650)

Stock options vested	—	10	—			10

Purchased 620 treasury shares	—	—	—	(43)	—	(43)

Balance at June 30, 2005	$750	$4,028	$25,078	$(5,699)	$(525)	$23,632

Balance at January 1, 2004	$750	$4,008	$23,988	$(5,585)	$1,494	$24,655

Net income	—	—	1,057	—	—	1,057

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(2,179)	(2,179)

Comprehensive income						(1,122)

Cash dividends declared ($1 per share)	—	—	(651)	—	—	(651)

Stock options vested	—	5	—		—	5

Balance at June 30, 2004	$750	$4,013	$24,394	$(5585)	$(685)	$22,887

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,066	$1,057
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	150	150
Depreciation and amortization	406	433
Premium amortization on securities, net	217	260
Derivative valuation adjustment	(29)	(69)
Net change in loans held for sale	483	304
Gain on loan sales	(56)	(205)
Gain on sales of securities	(54)	(183)
(Gain) Loss on sale of other real estate owned	(9)	(23)
Change in interest receivable and other assets	275	1,568
Change in interest payable and other liabilities	136	174
Net cash from operating activities	2,585	3,466

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	5,083	6,087
Proceeds from maturities of securities	2,287	12,050
Purchases of securities available-for-sale	(4,729)	(26,504)
Proceeds from maturities of certificates of deposit	8,949	1,096
Purchases of certificates of deposit	(3,160)	(9,449)
Net change in loans receivable	(8,035)	1,196
Proceeds from sale of other real estate owned	371	89
Property and equipment expenditures	(733)	(345)
Net cash from investing activities	33	(15,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	28,107	22,989
Change in federal funds purchased	(5,600)	—
Change in other borrowings	(559)	(1)
Change in securities sold under agreements to repurchase	(750)	—
Vested stock options	10	5
Purchase of treasury shares	(43)	—
Dividends paid	(1,303)	(1,305)
Net cash from financing activities	19,862	(21,688)

Change in cash and cash equivalents	22,480	9,374

Cash and cash equivalents at beginning of period	7,930	17,877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,410	$27,251

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

June 30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2004 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (in thousands)	$571	$578	$1,066	$1,057
Weighted Average Shares outstanding	649,989	651,627	650,191	651,627
Effect of dilutive securities:
Stock options	1,584	—	1,584	—
Shares used to compute diluted earnings per share	651,573	651,627	651,775	651,627

Earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic	$0.88	$0.88	$1.64	$1.62
Diluted	0.88	0.88	1.64	1.62

NOTE 3 – CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	June 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$21,381	11.7%	$20,769	12.2%
Tier I capital (to risk-weighted assets)	20,136	11.1%	19,595	11.5%
Tier I capital (to average assets)	20,136	6.6%	19,595	6.7%

At June 30, 2005, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At June 30, 2005, the Company had $2.8 million of certificates of deposit, which mature in 2006 through 2010, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.50% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $7.6 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature in 2006 through 2010.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At June 30, 2005, the Bank had allocated $956,000 to this asset and recorded a valuation expense of $95,000 for the current year.

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

Overview

First Ottawa Bancshares, Inc. is the holding company for First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator, a branch in Morris and a recently opened branch in Yorkville.

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

The Company’s net income for the six months ended June 30, 2005, was $1.07 million, or $1.64 per common share, compared to net income of $1.06 million, or $1.62 per common share for the six months ended June 30, 2004. The increase in net income was due primarily to a decrease in non interest expenses, partially offset by a decrease in non interest income.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2005 were $308.8 million contrasted to $288.7 million at December 31, 2004, an increase of $20.1 million, or 7.0%.  This increase was the result of an increase in cash and cash equivalents, loans, and premises and equipment. These increases were partially offset by decreases in certificates of deposits at other financial institutions, loans held for sale and securities available for sale. Proceeds from maturing certificates of deposits at other financial institutions and available for sale securities were used to fund loan growth of $8.7 million . Cash and cash equivalents increased as a result of a $20.9 million increase in federal funds sold. This increase was funded through deposit growth. Other assets decreased by $345,000, primarily due to a decrease in core deposit intangible due to amortization of $159,000, and also a reduction of prepaid automobile dealer reserves, which are paying down as the installment loan portfolio pays down.

Total liabilities at June 30, 2005 were $285.2 million compared to $264.8 million at December 31, 2004, an increase of $20.4 million, or 7.7%. This increase was primarily the result of an increase in time deposits over $100,000.  Deposits increased by $28.1 million, from $254.0 million at December 31, 2004, to $282.1 million at June 30, 2005, primarily due to increases in short term time deposits of a local municipality and county funds resulting from real estate tax payments. In addition, resulting decreases in federal funds purchased, other borrowings, and repurchase agreements were funded through increased deposits. Other liabilities decreased by $829,000, due to the $311,000 reduction in the deferred tax liability associated with the market value of the available for sale investment portfolio. In addition, dividends payable were $650,000 as of June 30, 2005, half of the $1.3 million payable in 2004.

Total equity decreased to $23.6 million at June 30, 2005 compared to $23.9 million at December 31, 2004.  This decrease was the result of $1.07 million of additional retained earnings from net income for the period ended June 30, 2005 and a decrease of $603,000, net of tax, in the Company’s investment portfolio due to increasing interest rates.  In addition, dividends payable in July 2005 were declared in June 2005.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2005 was $571,000, or $0.88 per share, an 1.2% decrease compared to $578,000, or $0.88 per share, in the second quarter of 2004.  The decrease in net income for the quarter was primarily the result of a decrease in net interest income of $58,000 and a decrease in non-interest income of $118,000. These changes were offset by a decrease in non-interest expense of $190,000. The increase in income before taxes also resulted in an increase in the income tax provision of $21,000.

During the six months ended June 30, 2005, net income was $1.07 million, or $1.64 per share, compared to $1.06 million, or $1.62 per share during the first six months of 2004.  This 0.9% increase in net income for the six month period was primarily due to a $293,000 decrease in non interest expense, or 6.5%. Decreases in expenses were partially offset by a decrease in net interest income of $65,000, or 1.5%, and a decrease in non-interest income of $217,000, or 15.3%.

The increase in the Company’s pretax income also resulted in an increase in the tax provision of $2,000.

The annualized return on average assets was 0.72% for the six months ended June 30, 2005, compared to 0.70% in  2004.  The annualized return on average equity decreased to 8.9% for the six months ended June 30, 2005, from 9.0% in 2004.

NET INTEREST INCOME

Net interest income decreased by 2.5% to $2.3 million for the three months ended June 30, 2005 as compared to 2004.  Total interest income remained constant at $3.4 million for the three months ended June 30, 2005 and the same period ended June 30, 2004.  The components of interest income changed for 2005. This change was primarily the result of an increase in interest income from loans to $2.3 million for the three months ended June 30, 2005 from $2.0 million for the same period a year earlier. In addition, an increase in interest income from investment certificates of deposits of $22,000 and a decline in interest income from securities of $244,000 compared to prior year resulted in a change of $2,000 in total interest income. Interest expense increased to $1.1 million for the three months ended June 30, 2005 from $1.0 million for the same period ended June 30, 2004, a 5.8% increase, contributed to the decrease in net interest income for the three month period.

Net interest income for the six months ended June 30, 2005 and 2004 was $4.5 and $4.6 million, respectively. This decrease was primarily the result of an $89,000 reduction in interest income which was partially offset by a $24,000 reduction in interest expense compared to prior year.  The Company’s tax equivalent net interest margin was 3.59% for the six months ended June 30, 2005 and 3.45% a year earlier.  The yield on average earning assets increased to 5.27% for the six months ended June 30, 2005 from 5.07% for the same period ended June 30, 2004, an increase of 20 basis points.  This increase was partially offset by a corresponding increase in the cost of funds to 1.68% from 1.62% paid for the same period ended June 30, 2004, a 6 basis point increase. These increases were a result of ongoing repricing of assets and liabilities as they matured in the rising rate environment in late 2004 and during the first six months of 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 during the second quarter of 2005 and 2004. Year to date provision for loan loss was $150,000 in 2005 and 2004. As of June 30, 2005, the allowance for loan losses totaled $1.2 million, or .88% of total loans, which was unchanged from ..88% as of December 31, 2004.  Nonaccrual loans decreased from $161,000 at December 31, 2004 to $99,000 at June 30, 2005. Nonperforming loans, including nonaccrual loans, decreased $75,000 to $813,000 over the same period. Management feels that the Bank is well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy has showed signs of improvement, borrowers may continue to experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at June  30, 2005. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $664,000 for the three months ended June 30, 2005 compared to $782,000 for the same period in 2004, a decrease of $118,000, or 15.1%. The decrease in non-interest income was primarily due to decreases in gains on loan sales to the secondary market of $129,000, and gains on the sale of investment securities of $48,000.  This decrease in gains on loan sales was due to decreasing mortgage refinancing demand compared to prior year as a result of the rising interest rate environment. These decreases were partially offset by increases in service charges on deposit accounts of $24,000. Other income increased $35,000 to $224,000, largely due to increases in income related to ATM and merchant income fees.

For the six months ended June 30, 2005, non-interest income decreased by 15.3% or $217,000 to $1.2 million.  Service charges on deposit accounts increased by $49,000, or 9.6%. Gains on the sale of investment securities decreased $129,000 compared to prior year. Gains on loan sales to the secondary market decreased $149,000 due to decreased origination and refinancing volume. Other income increased $12,000 compared to prior year.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.1 and $2.3 million for the three months ended June 30, 2005 and 2004.  Salaries and benefits, the largest component of non-interest expense, decreased $40,000, or 3.4%, to $1.1 million.  Decreases in data expense of $9,000, professional fees of $11,000, amortization of core deposit intangible of $20,000, and other expenses of $129,000, were offset to some extent by an increase in occupancy and equipment expense of $18,000. The decrease in other expenses was a result of reduced collection expenses, a reduction of teller outages and a reduction in the amortization of mortgage servicing rights compared to the same period in 2004.

For the six months ended June 30, 2005, non-interest expense decreased $293,000 to $4.2 million, or 6.5%, compared to the year earlier period.  Salaries and benefits decreased $44,000, or 1.9%, to $2.3 million.  Decreases in professional fees of $21,000, amortization of the core deposit intangible of $40,000, and other expense of $239,000 were partially offset by increased occupancy expense of $51,000, and increased supplies expense of $4,000 as a result of an additional facility. Other expense was reduced due to decreased collection expenses, decreased secondary mortgage market expenses, decreased directors’ life insurance expense and decreased miscellaneous loan expenses.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2005, cash and short-term investments totaled $38.1 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2005:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$18,894	$12,411	$3,156	$637	$2,690
Data processing contract payable	784	193	485	106	—
Standby letters of credit(1)	461	386	75	—	—

	$20,139	$12,990	$3,716	$743	$2,690

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at June 30, 2005 and June 30, 2004.

	2005 Net Income
	Amount	Change	Change
	(Dollars in Thousands )

+200 bp	$2,644	$(8)	(.30)%
Base	2,652	—	—
–200 bp	2,478	(174)	(6.58)%

	2004 Net Income
	Amount	Change	Change
	(Dollars in Thousands )

+200 bp	$2,347	$(159)	(6.33)%
Base	2,506	—	—
–200 bp	2,479	(27)	(1.07)%

As shown above, at June 30, 2005, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by .30% or approximately $8,000.  The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 6.58% or approximately $174,000. The Company’s exposure to an increasing rate environment has decreased compared to prior year.

ITEM 4:  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or disclosure controls or in other factors that could significantly affect internal controls or disclosure controls.

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

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Directors

At the Annual Meeting of Stockholders on May 18, 2005, Thomas E. Haeberle and William J. Walsh were elected to serve as Class III directors until the 2008 Annual Meeting of Stockholders. Bradley J. Armstrong, Donald J. Harris, and Thomas P. Rooney continue to serve as Class I directors with a term expiring in 2006 and Joachim J. Brown, John L. Cantlin, and Patty P. Godfrey continue to serve as Class II directors with a term expiring in 2007.  The voting for each Class III director was as follows:

	Votes For	Votes Withheld
Thomas E. Harberle	518,845	4,050
William J. Walsh	516,236	6,659

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