Form 10-Q
period 2005-09-30
FIRST OTTAWA BANCSHARES INC
filed 2005-11-10
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                                                                                                                                                                                Yes  ☐  No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

                                                                                                                                                                                Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 9, 2005, the Registrant had outstanding 649,349 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$7,058	$7,930
Federal funds sold	8,800	—
Cash and cash equivalents	15,858	7,930
Certificates of deposit	14,547	24,647
Securities available-for-sale	98,817	104,652
Loans held for sale	—	1,701
Loans, less allowance for loan losses of $1,336 and $1,174	146,216	131,618
Bank premises and equipment, net	8,089	7,624
Interest receivable and other assets	10,326	10,487

Total assets	$293,853	$288,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$30,519	$31,582
NOW accounts	69,486	61,613
Money market accounts	30,508	38,252
Savings	24,964	28,235
Time, $100,000 and over	43,727	22,462
Other time	68,845	71,820
Total deposits	268,049	253,964

Federal funds purchased	—	5,600
Securities sold under agreements to repurchase	—	750
Borrowings	27	559
Interest payable and other liabilities	1,977	3,934
Total liabilities	270,053	264,807

Commitments and contingent liabiliies

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,033	4,018
Retained earnings	25,738	24,662
Treasury stock, at cost, 100,651 and 99,391 shares	(5,745)	(5,656)
Accumulated other comprehensive income (loss)	(976)	78
Total shareholders’ equity	23,800	23,852

Total liabilities and shareholders’ equity	$293,853	$288,659

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans (including fee income)	$2,440	$2,092	$6,857	$6,201
Securities
Taxable	656	875	2,066	2,818
Exempt from federal income tax	265	263	753	695
Certificates of deposit	133	155	450	387
Federal funds sold	141	13	162	39
Total interest income	3,635	3,398	10,288	10,140

Interest expense
NOW account deposits	172	101	454	301
Money market deposit accounts	200	247	537	624
Savings deposits	34	41	108	134
Time deposits	818	637	2,195	2,098
Repurchase agreements	—	—	4	—
Borrowings	—	4	7	9
Federal funds purchased	—	5	33	7
Total interest expense	1,224	1,035	3,338	3,173

NET INTEREST INCOME	2,411	2,363	6,950	6,967

Provision for loan losses	75	75	225	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,336	2,288	6,725	6,742
Noninterest income
Service charges on deposit accounts	278	290	835	798
Trust and farm management fee income	114	114	342	342
Gain on loan sales	13	98	69	303
Securities gains, net	—	159	54	342
Other income	302	61	610	357
Total noninterest income	707	722	1,910	2,142

Noninterest expenses
Salaries and employee benefits	1,161	1,140	3,484	3,507
Occupancy and equipment expense	326	311	961	895
Data processing expense	95	76	274	259
Supplies	67	34	157	120
Amortization of core deposit intangible	80	100	239	299
Professional fees	119	102	338	342
Other expenses	312	368	912	1,207
Total noninterest expenses	2,160	2,131	6,365	6,629

INCOME BEFORE INCOME TAXES	883	879	2,270	2,255

Provision for income taxes	223	202	544	521

NET INCOME	$660	$677	$1,726	$1,734

Dividends per share	$1.00	$1.00	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2005	$750	$4,018	$24,662	$(5,656)	$78	$23,852

Net income	—	—	1,726	—	—	1,726

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(1,054)	(1,054)

Comprehensive income						672

Cash dividends declared ($1 per share)	—	—	(650)	—	—	(650)

Vested options	—	15	—	—	—	15

Purchased 1,260 treasury shares	—	—	—	(89)	—	(89)

Balance at September 30, 2005	$750	$4,033	$25,738	$(5,745)	$(976)	$23,800

Balance at January 1, 2004	$750	$4,008	$23,988	$(5,585)	$1,494	$25,183

Net income	—	—	1,734	—	—	1,734

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(888)	(888)

Comprehensive income						846

Cash dividends declared ($1 per share)	—	—	(651)	—	—	(651)

Vested options	—	6	—	—	—	6

Balance at September 30, 2004	$750	$4,014	$25,071	$(5,585)	$606	$24,856

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,726	$1,734
Adjustments to reconcile net income to net cash from operating activities
Change in deferred loan fees	—	(16)
Provision for loan losses	225	225
Depreciation and amortization	583	588
Premium amortization on securities, net	320	385
Derivative valuation adjustment	(162)	(9)
Net real estate loans originated for sale	496	266
Gain on loan sales	(69)	(303)
Gain on sale/call of securities available-for-sale	(54)	(342)
(Gain) /Loss on sale of other real estate owned	(14)	(23)
Change in interest receivable and other assets	25	598
Change in interest payable and other liabilities	(111)	255
Net cash from operating activities	2,965	3,358

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	5,083	11,256
Proceeds from maturities of securities	3,618	17,689
Purchases of securities available-for-sale	(4,729)	(32,247)
Proceeds from maturities of certificates of deposit	13,522	2,589
Purchases of certificates of deposit	(3,260)	(14,322)
Net change in loans receivable	(14,017)	(944)
Proceeds from sale of other real estate owned	394	89
Property and equipment expenditures	(824)	(448)
Net cash from investing activities	(213)	(16,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	14,085	2,207
Change in federal funds purchased	(5,600)	4,500
Change in other borrowings	(532)	(1)
Change in securities sold under agreements to repurchase	(750)	—
Vested stock options	15	6
Purchase of treasury shares	(89)	—
Dividends paid	(1,953)	(1,956)
Net cash from financing activities	5,176	4,756

Change in cash and cash equivalents	7,928	(8,224)

Cash and cash equivalents at beginning of period	7,930	17,877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,858	$9,653

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

September 30, 2005 and 2004

NOTE 1 – BASIS OF PRESENTATION

First Ottawa Bancshares, Inc. is the holding company for First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator, a branch in Morris and a recently opened branch in Yorkville.

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (in thousands)	$660	$677	$1,726	$1,734
Weighted Average Shares outstanding	649,599	651,627	649,992	651,627
Effect of dilutive securities:
Stock options	2,107	—	2,107	—
Shares used to compute diluted earnings per share	651,706	651,627	652,099	651,627

Earnings per share:

Basic	$1.02	$1.04	$2.66	$2.66
Diluted	1.01	1.04	2.65	2.66

NOTE 3 – CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	September 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$22,165	12.1%	$20,769	12.2%
Tier I capital (to risk-weighted assets)	20,829	11.4%	19,595	11.5%
Tier I capital (to average assets)	20,829	7.0%	19,595	6.7%

At September 30, 2005, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At September 30, 2005, the Company had $2.8 million of certificates of deposit, which mature in 2006 through 2010, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.64% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $7.7 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature in 2006 through 2010.  The investments that individually do not exceed $100,000 are secured by the FDIC.  Investments that do individually exceed $100,000 are guaranteed by a standby letter of credit issued by the Federal Home Loan Bank of Pittsburgh with an interest rate of 0%.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At September 30, 2005, the Bank had allocated $1.0 million to this asset and recorded a valuation expense of $28,000 for the current year.

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

The Company’s principal business is conducted by the Bank and consists of a full range of community-based financial services, including commercial and retail banking.  The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses.  Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings.  The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio.  Other income consists of service charges on deposit accounts, trust and farm management fee income, securities gains (losses), gains (losses) on sales of loans, and other income.  Other expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other non-interest expenses.

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

The Company’s net income for the three months ended September 30, 2005, of $660,000, or $1.02 basic earnings per common share, decreased compared to net income of $677,000, or $1.04 basic earnings per common share, for the three months ended September 30, 2004.

The Company’s net income for the nine months ended September 30, 2005 and 2004, was $1.7 million, or $2.66 per basic common share.

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

Stock Compensation- Grants under the Company’s stock incentive plan are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, as revised, applying the fair value method and the use of an option pricing model to estimate the value of the options granted. The stock options are granted with an exercise price equal to the market price at the date of grant. Resulting compensation expense under the stock options is measured and recorded based on the estimated value of the options.

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2005 were $293.9 million contrasted to $288.7 million at December 31, 2004, an increase of $5.2 million, or 1.8%.  This increase was the result of an increase in cash and cash equivalents, loans, and premises and equipment. These increases were partially offset by decreases in certificates of deposits at other financial institutions, loans held for sale and securities available for sale. Proceeds from maturing certificates of deposits at other financial institutions and available for sale securities were used to fund loan growth of $14.6 million. Cash and cash equivalents increased as a result of an $8.8 million increase in federal funds sold. This increase was funded through deposit growth. Bank premises and equipment increased due to the construction and opening of a full service Yorkville branch during 2005. Other assets decreased by $161,000, primarily due to a decrease in core deposit intangible due to amortization, and also a reduction of prepaid automobile dealer reserves, which are being payed down as the installment loan portfolio pays down.

Total liabilities at September 30, 2005 were $270.1 million compared to $264.8 million at December 31, 2004, an increase of $5.3 million, or 2.0%. This increase was primarily the result of an increase in time deposits over $100,000.  Deposits increased by $14.1 million, from $254.0 million at December 31, 2004, to $268.1 million at September 30, 2005, primarily due to increases in short term time deposits of a local municipality and county funds resulting from real estate tax payments. In addition, resulting decreases in federal funds purchased, other borrowings, and repurchase agreements were funded through increased deposits. Other liabilities decreased by $2.0 million, due to the $543,000 reduction in the deferred tax liability associated with the market value of the available for sale investment portfolio. In addition, dividends payable were $1.3 million as of December 31, 2004.

Total equity was $23.8 million at September 30, 2005 compared to $23.9 million at December 31, 2004. This decrease was the result of $1.7 million of additional retained earnings from net income for the first nine months of 2005 and a decrease of $1.1 million, net of tax, in the market value of the Company’s investment portfolio due to increasing interest rates.  In addition, cash dividends of $650,000, were paid in July 2005.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2005 was $660,000, or $1.02 per basic common share, a 2.5% decrease compared to $677,000, or $1.04 per share, in the third quarter of 2004.  The decrease in net income for the quarter was primarily the result of increases in non-interest expense of $29,000 and the provision for income taxes of $21,000. In addition, non-interest income decreased by $15,000. These changes were partially offset by an increase in net interest income of $48,000.

During the nine months ended both September 30, 2005 and 2004, net income was $1.7 million, or $2.66 per share. Decreases in net interest income of $17,000, and non-interest income of $232,000, during 2005 were offset by a decrease in non-interest expense of $264,000.

The annualized return on average assets was .78% for the nine months ended September 30, 2005, compared to .77% for the same period in 2004.   The annualized return on average equity

decreased to 9.5% for the nine months ended September 30, 2005, from 9.8% for the same period in 2004.

NET INTEREST INCOME

Net interest income was $2.4 million for both the three months ended September 30, 2005 and 2004.  Total interest income increased to $3.6 million for the three months ended September 30, 2005 from $3.4 million for the same period ended in 2004, a 7.0% increase.  The components of interest income changed for 2005. This change was primarily the result of an increase in interest income from loans to $2.4 million for the three months ended September 30, 2005 from $2.1 million in 2004, and an increase in interest income from federal funds sold of $128,000 compared to the same period a year earlier. In addition, decreases in interest income from investment certificates of deposits of $22,000 and a decline in interest income from securities of $219,000 compared to prior year resulted in an increase of $237,000 in total interest income. This increase was mitigated by an increase in interest expense of $189,000 for the three months ended September 30, 2005 compared to September 30, 2004.

Net interest income for both the nine months ended September 30, 2005 and 2004 was $7.0 million. Total interest income increased to $10.3 million for the nine months ended September 30, 2005 from $10.1 million for the same period in 2004, a 1.5% increase.  The Company’s tax equivalent net interest margin was 3.58% for the nine months ended September 30, 2005 and 3.45% a year earlier.  The yield on average earning assets increased to 5.31% for the nine months ended September 30, 2005 from 5.04% for the first nine months of 2004, an increase of 27 basis points.  This increase was partially offset by a corresponding increase in the cost of funds to 1.96% from 1.78% paid for the same period in 2004, an 18 basis point increase. These increases were a result of ongoing repricing of assets and liabilities as they matured in the rising rate environment in late 2004 and during the first nine months of 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 during the third quarters of 2005 and 2004. Year to date provision for loan loss was $225,000 in 2005 and 2004. As of September 30, 2005, the allowance for loan losses totaled $1.3 million, or .91% of total loans, which increased from ..88% as of December 31, 2004.  This increase in the allowance was attributable to risk associated with continued expansion into new markets. Nonaccrual loans decreased from $161,000 at December 31, 2004 to $91,000 at September 30, 2005. Nonperforming loans, including nonaccrual loans, decreased $4,000 to $884,000 over the same period. Management feels that loans are generally well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

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

Management has concluded that the allowance for loan losses was adequate at September 30, 2005. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $707,000 for the three months ended September 30, 2005 compared to $722,000 for the same period in 2004, a decrease of $15,000 or 2.1%. The decrease in non-interest income was primarily due to decreases in gains on loan sales to the secondary market of $85,000 and gains on the sale of investment securities of $159,000.   This decrease in gains on loan sales was due to decreasing mortgage refinancing demand compared to the prior year as a result of the rising interest rate environment. Other income increased $241,000 to $302,000, largely due to increases in income related to the valuation of the derivatives imbedded in the Company’s index powered certificates of deposit held as investments, as well as to increases in ATM and merchant income fees.

For the nine months ended September 30, 2005, non-interest income decreased by 10.8% or $232,000 to $1.9 million.  Service charges on deposit accounts increased by $37,000, or 4.6%. Gains on the sale of investment securities decreased $288,000 compared to prior year. Gains on loan sales to the secondary market decreased $234,000 due to decreased origination and refinancing volume. Other income increased $253,000, compared to prior year.  This increase was due primarily to market value adjustments to index powered certificates of deposits held for investment which increased $133,000, ATM surcharge fees which increased $48,000, and merchant income fees which increased $28,000, compared to the prior year.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.2 million and $2.1 million for the three months ended September 30, 2005 and 2004.  Salaries and benefits, which is the largest component of non-interest expense, increased $21,000, or 1.8%, to $1.2 million.  Increases in occupancy and equipment expense of $15,000, data expense of $19,000, supplies expense of $33,000 and professional fees of $17,000, were offset by decreases in amortization of core deposit intangible expense of $20,000 and other expense of $56,000, compared to the prior year period. Income tax expense increased by $21,000 compared to the same period in 2004. The Company had been using a state tax carry forward credit in prior years, which was unavailable in 2005.

For the nine months ended September 30, 2005, non-interest expense decreased $264,000 to $6.4 million, or 4.0%, compared to the year earlier period.  Salaries and benefits decreased $23,000, or 0.7%, to $3.5 million.  Decreases in professional fees of $4,000, amortization of the core deposit intangible of $60,000, and other expense of $295,000 were partially offset by increased occupancy and equipment expense of $66,000, and increased supplies expense of $37,000 as a result of an additional facility. Other expense was reduced due to decreased collection expenses, decreased secondary mortgage market expenses, decreased directors’ life insurance expense and decreased miscellaneous loan expenses. Income tax expense increased by $23,000 compared to the prior year. The Company’s effective tax rate increased slightly due to an increase in state income tax expense.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2005, cash and short-term investments totaled $38.6 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and Bank One.

The following table discloses material contractual obligations and commercial commitments of the Company as of September 30, 2005:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$13,117	$8,096	$2,472	$721	$1,828
Data processing contract payable	731	193	496	42	—
Standby letters of credit(1)	518	518	—	—	—
Note Payable	27	27	—	—	—

	$14,393	$8,834	$2,968	$763	$1,828

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at September 30, 2005 and September 30, 2004.

	2005 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,484	$(25)	(1.0)%
Base	2,509	—	—
-200 bp	2,512	3	0.1%

	2004 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,092	$(254)	(10.8)%
Base	2,346	—	—
-200 bp	2,367	21	0.9%

As shown above, at September 30, 2005, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 1.0% or approximately $25,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net income by 0.1% or approximately $3,000.  The Company’s exposure to an increasing rate environment has decreased compared to prior year.

ITEM 4:   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1.          LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 through July 31, 2005	0	0	0	0
August 1 2005 through August 31, 2005	640	$72.00	0	0
September 1, 2005 through September 30, 2005	0	0	0	0
Total	640	$72.00	0	0

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