Form 10-K
period 2005-12-31
FIRST OTTAWA BANCSHARES INC
filed 2006-03-29
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                          Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $39,458,020.

649,349 shares of common stock were outstanding as of March 14, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s 2005 Annual Report to Stockholders is incorporated by reference in Parts II and IV and the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006 is incorporated by reference in Part III.

Except for those portions of the 2005 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

INDEX

PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits and Financial Statement Schedules

PART I

Item 1.    Business.

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation. The Company was organized during 1999 and on October 1, 1999 exchanged 100% of its common stock for 100% of the Bank’s common stock. This exchange was accounted for as an internal reorganization. All references to the combined Company, unless otherwise indicated, at or before October 1, 1999, refer to the Bank. As of December 31, 2005, the Company had total assets of $278.7 million, total deposits of $239.9 million, loans, including loans held for sale, of $152.9 million and total stockholders’ equity of $22.9 million. For the year ended December 31, 2005, the Company had interest income of $13.9 million and net income of $2.5 million, which amounted to basic net income per share of $3.92, and diluted net income per share of $3.90.

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

The LaSalle County economy is continuing to expand. Many developments have had a significant impact on the area economy, including a new County Office Building on the north edge of Ottawa and several new and expanded shopping center projects.

The Bank purchased and assumed substantially all of the deposit liabilities of two branch offices located in Streator, Illinois from First Midwest Bank (collectively, the “Branches”) on November 14, 2003. Approximately $69.3 million of deposits and the related cash balances were transferred to the Bank via cash transfers from First Midwest Bank. In connection with the acquisition of such deposit liabilities and related cash balances, the Bank also acquired certain other assets of the Branches, including real estate, furniture and fixtures and approximately $11.8 million of the loans carried on the books of the Branches. Many of the employees remained with the Branches and became employees of the Bank.

The Company opened full service banking facilities in 2003 in the city of Morris, Illinois, and in 2005 in the city of Yorkville, Illinois. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

Twelve loan officers have the authority to handle all lending activities of the Company. Each lending officer has authority to approve extensions of credit up to their individual lending limit. The Company has an Officers Loan Committee (consisting of Loan Officers, the Chief Lending Officer, and the President of the Bank) which approves loans of up to $1,000,000. All loans between $1,000,000 and $2,000,000 are sent to the Director’s Loan Committee for approval. The Director’s Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans; formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs. All loans in excess of $2,000,000 are reviewed and approved by the Board of Directors. The Board of Directors also is responsible for directing and supervising the Director’s Loan Committee, policy review, and oversight of the loan and investment functions of the Company. The Board of Directors also monitors the adequacy of the Company’s loan loss reserves.

Loan Portfolio Composition. The Company’s gross loan portfolio, totaled $152.9 million at December 31, 2005, representing 63.7% of the Company’s total deposits at that date. The Company’s loan portfolio at December 31, 2005 included $95.5 million for real estate purposes, $23.7 million for consumer purposes, and $33.7 million for commercial and agricultural purposes.

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

All table amounts throughout the Form 10-K are in thousands except share and per share data.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2005	2004	2003	2002	2001

Real estate loans	$95,469	$74,225	$70,839	$46,622	$47,282

Commercial and agricultural loans	33,686	28,341	24,197	33,950	29,361

Installment loans, net of unearned income	11,585	17,575	22,812	19,951	24,595

Home equity lines of credit	12,120	12,651	12,456	9,120	6,795

Total Loans	152,860	132,792	130,304	109,643	108,033

Allowance for loan losses	(1,344)	(1,174)	(1,049)	(1,167)	(1,109)

Loans, net	$151,516	$131,618	$129,255	$108,476	$106,924

Loans held for sale	$—	$1,701	$1,644	$1,811	$1,475

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2005 are summarized below:

	One Year or Less	One to Five Years	Over Five Years	Total

Commercial and agricultural	$15,634	$8,856	$9,196	$33,686

Construction	7,950	4,133	2,332	14,415

Total	$23,584	$12,989	$11,528	$48,101

At December 31, 2005, of the total loans that mature in more than one year, $65.8 million, or 65.7%, bear interest at fixed rates and $34.3 million, or 34.3%, bear interest at variable rates.

Consumer Loans. The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile loans and recreational vehicle loans, on both a direct and indirect basis. Consumer loans totaled approximately $23.7 million at December 31, 2005, or approximately 15.5% of the Company’s total loan portfolio. Approximately 40.0% of the Company’s consumer loans were automobile loans, and of these loans, approximately 67.8% were made indirectly by the Company through automobile dealers. At December 31, 2005, the Company had 11 consumer loans totaling $101,000 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

Commercial, Agricultural, and Real Estate Lending.

Commercial and Agricultural. At December 31, 2005, the Company’s commercial and agricultural loans totaled $33.7 million, or approximately 22.0% of the total loan portfolio of the Company. The majority of agricultural and commercial non-real estate loans are written for one to five years, may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. Fixed rates are established by the Company’s management after considering the cost of funds to the Company as well as the rates of competing institutions. The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal. Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary from monthly, quarterly, semi-annually, and annually. At December 31, 2005, the Company had 3 commercial non-real estate loans totaling $29,000 that were past due in excess of 90 days. There were 4 agricultural non-real estate loans totaling $513,000 at December 31, 2005 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

Real Estate Lending. The Company’s primary real estate lending consists of commercial loans with a small portion in residential and agricultural real estate loans. Real estate loans at

December 31, 2005 totaled approximately $95.5 million or approximately 62.5% of the Company’s total loan portfolio. All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer. A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted. Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan. Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher. With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing. Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan. The Company’s fixed-rate loans with biweekly payments account for approximately 59.7% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25 year loans in approximately 18.9 years. The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors. These loans are underwritten to meet all Freddie Mac requirements. The Company retains servicing rights on loans sold into the secondary market. At December 31, 2005, mortgage loans serviced for the secondary market totaled approximately $32.8 million.

At December 31, 2005, the Company had 8 personal real estate mortgage loans totaling $627,000, and 3 commercial real estate loans totaling $67,000, past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

At December 31, 2005, the Company had 59 loans delinquent for 30 to 90 days in an aggregate principal amount of $2.0 million and representing 1.3% of the total loan portfolio. At

December 31, 2005, the Company had 29 loans totaling $1.3 million delinquent for more than 90 days.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Interest on these loans is credited to income only when the collection of principal is reasonably assured and only to the extent interest payments are received. If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status. At December 31, 2005, there were no loans on nonaccrual status.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2005	2004	2003	2002	2001

Non-accrual loans	$—	$161	$137	$364	$387
Loans ninety days past due and still accruing interest	1,337	727	293	757	860
Other real estate owned	88	—	—	204	—

Total nonperforming assets	$1,425	$888	$430	$1,325	$1,247

Nonperforming loans as a percentage of total loans	.88%	.66%	.33%	1.02%	1.17%

Nonperforming assets as a percentage of total assets	.51	.31	.15	.55	.54

Nonperforming loans as a percentage of the allowance for loan losses	99.48	75.64	40.99	96.06	112.44

The effect of nonaccrual loans upon interest income is not deemed to be material by management. Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection. At December 31, 2005, there were other impaired loans with specific reserve allocations classified as problem loans that were not included above. Management also maintains a report on loans requiring attention that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee. The total of loans requiring attention as of December 31, 2005 was $4.3 million.

Allowance for Losses on Loans. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

The Company maintains an allowance for loan losses to absorb probable incurred credit losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, and economic conditions.

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

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans increased by $449,000 in 2005 after increasing by $458,000 during 2004. Management considered this information along with other portfolio trends when considering the adequacy of the allowance for loan losses at December 31, 2005. At December 31, 2005, the balance in the allowance was $1.3 million, or .88% of gross loans outstanding. Management has concluded that the allowance for loan losses is adequate at December 31, 2005. However, there can be no assurance that the allowance for loan losses is adequate to cover all losses.

The Company had 1 property valued at $88,000, resulting from foreclosure, classified as other real estate owned at December 31, 2005. Other real estate is generally carried at the lower of cost or estimated market value.

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

Loan loss experience for the five years ended December 31, 2005 is summarized as follows:

	2005	2004	2003	2002	2001

Balance of the allowance for loan losses at beginning of year	$1,174	$1,049	$1,167	$1,109	$1,108
Charge-offs
Real Estate	—	63	66	46	111
Commercial	71	—	50	6	35
Installment	145	210	303	181	254
Total charge-offs	216	273	419	233	400

Recoveries
Real Estate	8	—	16	39	4
Commercial	16	4	57	63	6
Installment	62	94	108	69	91
Total recoveries	86	98	181	171	101
Net charge-offs	130	175	238	62	299
Provision	300	300	120	120	300

Balance at end of year	$1,344	$1,174	$1,049	$1,167	$1,109

Net charge-offs to average total loans	.09%	.13%	.21%	.06%	.26%
Allowance for loan losses to total loans at year-end	.88	.87	.80	1.06	1.03

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	2005		2004		2003		2002		2001
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Real estate loans	$131	62.45%	$234	19.88%	$444	54.37%	$281	42.56%	$308	43.78%

Commercial and agricultural loans	613	22.04	519	44.24	209	18.57	307	30.94	380	27.62

Installment loans	141	15.51	185	15.79	242	27.06	236	26.50	287	28.60

Unallocated	459	N/A	236	N/A	154	N/A	343	N/A	134	N/A

Balance at end of year	$1,344	100.00%	$1,174	100.00%	$1,049	100.00%	$1,167	100.00%	$1,109	100.00%

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

Approximately $1.0 million of the United States government agency notes held at December 31, 2005 are callable at the option of the issuer, which present limited prepayment risk to the Company.

As of December 31, 2005, the Company had approximately $4.3 million invested in municipalities located within LaSalle County, Illinois.

The Company purchased $7.9 million of Index Powered Certificates of Deposit between 2002 and 2005. These deposits were placed with multiple issuers so that $7.0 million of the principal deposited is insured through the FDIC and the remaining $900,000 is collateralized with a letter of credit from the single issuing institution. Income returns are not guaranteed for these instruments, however principal is guaranteed if held to maturity.

Securities Portfolio. The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2005.

	One Year or Less	Weighted Average Yield	One to Five Years	Weighted Average Yield	Five to Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield	Total	Weighted Average Yield

U.S. Treasury securities	$—	—%	$9,802	3.26%	$—	—%	$—	—%	$9,802	3.26%
U.S. Government agencies	4,253	4.37	35,152	3.51	—	—	—	—	39,405	3.60
States and political subdivisions	2,022	7.59	19,411	4.49	838	6.38	2,925	6.75	25,196	3.54
Mortgage-backed securities and collateralized obligations (1)	137	4.29	9,732	4.46	—	—	—	—	9,869	4.46

Corporate bonds	100	5.98	3,219	2.87	—	—	—	—	3,319	2.96
Equity securities	3,040	N/A	—	—	—	—	—	—	3,040	N/A

Total securities	$9,552	5.41%	$77,316	3.82%	$838	6.38%	$2,925	6.75%	$90,631	3.61%

(1)  Mortgage-backed securities reflect the contractual maturity of the related instrument.

Deposits. The Company offers deposit services including demand, savings, and time deposit accounts and programs, which include interest-bearing and non-interest-bearing demand deposits and individual retirement accounts. The Company has had a stable deposit base. Management believes that this stability is due to the Company’s emphasis on being a locally owned and operated bank and by providing quality, personalized service to its customers.

The following shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate

Noninterest- bearing demand deposits	$31,153	11.9%	—%	$29,815	11.0%	—%	$20,775	10.2%	—%
Interest-bearing demand and money market accounts	98,826	37.7	1.39	107,136	39.5	1.17	69,435	34.1	1.02
Savings accounts	27,083	10.3	.52	29,121	10.8	.59	21,158	10.4	.98
Time deposits accounts	105,301	40.1	2.88	105,002	38.7	2.60	92,110	45.3	3.57
	$262,363	100.0%	1.73%	$271,074	100.0%	1.53%	$203,478	100.0%	2.07%

The distribution of the major components of deposits as of December 31, 2005 and 2004 is summarized in the balance sheets included in the 2005 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2005:

	Balance	Percentage

Maturity
Three months or less	$10,357	33.0%
Over three months to six months	3,630	11.6
Over six months to one year	5,041	16.0
Over one year	12,392	39.4

Total	$31,420	100.0%

Borrowings. The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Total borrowings increased $5.8 million in 2005. This increase was a result of a $7.1 million increase in federal funds purchased, partially offset by a $559,000 decrease in other borrowings and a $750,000 decrease in repurchase agreements. The Bank maintains physical control of all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2005	2004	2003

Balance at December 31	$—	$750	$—
Weighted average interest rate during the year	1.63%	1.63%	2.11%
Weighted average interest rate at the end of the year	—%	1.63%	—%
Maximum month-end balance	$750	$750	$1,545
Average balance for the year	232	215	475

Trust. The Company’s trust department primarily services LaSalle County and surrounding counties. At December 31, 2005, the trust department had 250 accounts under management, 158 of which were discretionary accounts. The trust department provides a full complement of asset management services for personal trusts, estates, and agencies. The trust department had assets under management of approximately $60.3 million at December 31, 2005, of which $51.1 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services. At December 31, 2005, the department managed 44 farms. The department manages or directs approximately 6,582 acres of farmland in LaSalle County, Illinois and surrounding counties.

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

Employees. As of December 31, 2005, the Company had 99 employees, consisting of 86 full-time employees and 13 part-time employees. None of the employees are subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases. During 2005 and 2004, the Company repurchased 1,260 and 1,018 shares of its common stock for an aggregate purchase price of $89,000 and $71,000.

Website. The Company maintains a website at www.firstottawa.com. The Company makes available free of charge on or through its website, the annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission. The Company will also provide copies of its filings free of charge upon written request to: Ms. Cheryl Gage, Corporate Secretary, First Ottawa Bancshares, Inc. 701-705 LaSalle Street, P.O. Box 657, Ottawa, Illinois 61350. Additionally, all of the Company’s filings with the Securities and Exchange Commission are also available, free of charge, through the SEC’s website at www.sec.gov.

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

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the ”OCC”), the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2005, the Bank paid supervisory assessments to the OCC totaling $87,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2005: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005.  As of December 31, 2005, approximately $536,000 was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  The Bank has not applied for approval to establish any financial subsidiaries.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million.  The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Recent Regulatory Developments On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005.  On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA.  FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) into a new Deposit Insurance Fund (the ”DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.50% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and the SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations.  FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

Item 1A.   Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of the LaSalle County market area.

While we continue to expand our market area and presence into the surrounding counties of Grundy and Kendall, we operate primarily in LaSalle County, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in this market area.  We have developed a particularly strong presence in Ottawa and its surrounding communities.  Our success depends upon the business activity, population, income levels, deposits and real estate activity in this area. Although our customers’ business and financial interests may extend well beyond its market area, adverse economic conditions that affect the market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current market and in surrounding areas by opening new branches and acquiring existing branches of other financial institutions.  To the extent that we undertake additional branch openings and acquisitions, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.  Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

Although we do not have any current plans to do so, we may also acquire banks and related businesses that we believe provide a strategic fit with our business or engage in de novo bank formations.  To the extent that we grow through acquisitions and de novo bank formations, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•                                          potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•                                          exposure to potential asset quality issues of the acquired bank or related business;

•                                          difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and

•                                          the possible loss of key employees and customers of the banks and businesses we acquire.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive.  Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions as we are and are able to provide customers with a feasible alternative to traditional banking services.  Additionally, technological advances may enable more companies to provide financial services, increasing competition among financial service providers.

Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower.  Any of these results could have a material adverse effect on our ability to grow and remain profitable.  If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted.  If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities.  Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and larger lending limits and offer a broader range of financial services than we can offer.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates.  As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.  We measure interest rate risk under various rate scenarios and using specific criteria and assumptions.  A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K.  Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department.  However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

The majority of the bank’s loan portfolio is invested in commercial real estate, residential real estate, general commercial, agricultural and consumer lending.  We may assume greater lending risks than financial institutions that have a lesser concentration of such loans.  Our lending activity and the risks commonly associated with such lending, including the risk of non-payment, are further described in the “Business” section included under Item 1 of Part I of this Form 10-K.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for credit losses in consultation with management and maintain it at a level considered adequate by management to absorb credit losses that are inherent in the portfolio.  The amount of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2005, our allowance for credit losses as a percentage of total loans was .88% and as a percentage of total non-performing loans was approximately 99.5%.  Although management believes that the allowance for credit losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict credit losses with certainty, and we cannot assure you that our allowance for credit losses will prove sufficient to cover actual credit losses in the future.  Credit losses in excess of our reserves may adversely affect our business, financial condition and results of operations.  Additional information regarding our allowance for credit losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, we may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching, de novo bank formations and/or acquisitions could be materially impaired.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area.  Our ability to retain executive officers, the current management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price shareholders paid for them.

The trading in our common shares has less liquidity than many other companies quoted on the national securities exchanges or markets.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot assure you that volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.

None

Item 2.   Properties.

The Company’s main office is located at 701-705 LaSalle Street, Ottawa, Illinois.  The building is comprised of approximately 15,000 square feet.  The main office building is a two-story structure constructed principally of masonry which was opened in 1865.  The Company also operates six branch office facilities. A limited service branch, which contains eight drive-in lanes, is located at 300 West Madison Street, Ottawa, Illinois, and six full-service branches are located at 601 State Street, Ottawa, Illinois; 2771 North Columbus Street, Ottawa, Illinois; 1771 North Division Street, Morris, Illinois; 2324 North Bloomington Street, Streator, Illinois; 401 East Main Street, Streator, Illinois; and 1459 Cannonball Trail, Yorkville, Illinois. The main banking office and branch offices are owned by the Company in fee and are unencumbered.

Item 3.   Legal Proceedings.

The Company is from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. The Company is not engaged in any legal proceedings of a material nature at the present time.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.           Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

See page — of the 2005 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) which is incorporated herein by reference.

Item 6.   Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” on page 1 of the 2005 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 11 of the 2005 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 12 of the 2005 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm as set forth on pages 17 through 42 of the 2005 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

The portions of the 2005 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

Item 9B.Other Information

None

PART III

Item 10. Directors and Executive Officers at the Registrant

The information set forth under the captions “Information Regarding Nominees and Executive Officers”, “Corporate Governance and the Board of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” of the Registrant’s Proxy Statement, relating to the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” of the Registrant’s Proxy Statement, relating to the 2006 Annual Meeting of Stockholders is incorporated herein by reference, except for the “Stockholder’s Performance Table” and the “Board Compensation Committee’s Report on Compensation”, which are not hereby incorporated.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Registrant’s Proxy Statement, relating to the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	21,000	$62.55	129,000
Equity compensation plans not approved by security holders	0	0	0
Total	21,000	$62.55	129,000

Item 13.     Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” of the Registrant’s Proxy Statement, relating to the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information set forth under the caption “Independent Public Accountants” of the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)          1.     Financial Statements

All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

2.     Financial Statement Schedules

Not applicable.

3.     Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc.

3(ii)	By-Laws of First Ottawa Bancshares, Inc.

10.1	Employment Agreement for J. Brown*

10.2	Executive Officer Bonus Plan*

10.3	Employment Agreement for Donald Harris*

10.4	Stock Incentive Plan

10.5	Summary of Director Fees

10.6	Form of Supplemental Nonqualified Retirement Agreement

10.7	Employment Agreement for Patrick Fayhee*

10.8	Employment Agreement for Steven Gonzalo*

10.9	Employment Agreement for Vincent Easi*

13.1	Annual Report to Stockholders

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates management contract or compensation plan or arrangement.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.

	By:	/s/ Joachim Brown
Joachim Brown, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Vincent G. Easi
Vincent G. Easi, Principal Financial Officer

Date:	March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joachim Brown	Director and President/	March 28, 2006
Joachim Brown	Chief Executive Officer

/s/ Bradley J. Armstrong	Director	March 28, 2006
Bradley J. Armstrong

/s/ John L. Cantlin	Director	March 28, 2006
John L. Cantlin

/s/ Patty P. Godfrey	Director	March 28, 2006
Patty P. Godfrey

/s/ Thomas E. Haeberle	Director	March 28, 2006
Thomas E. Haeberle

/s/ Donald J. Harris	Director and Executive	March 28, 2006
Donald J. Harris	Vice President, Chief Operating
Officer

/s/ Thomas P. Rooney	Director	March 28, 2006
Thomas P. Rooney

/s/ William J. Walsh	Director	March 28, 2006
William J. Walsh

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)	Form 10K for the year ended 12/31/2002

3(ii)	By-Laws of First Ottawa Bancshares, Inc.	Form 10K for the year ended 12/31/2003

10.1	Employment Agreement for J. Brown	Form 10K for the year ended 12/31/2002

10.2	Executive Officer Bonus Plan	Form 10K for the year ended 12/31/2002

10.3	Employment Agreement for Donald Harris	Form 8-K filed on June 10, 2005

10.4	Stock Incentive Plan	Form S-8 dated 8/1/03

10.5	Summary of Director Fees	Form 10K for the year ended 12/31/2004

10.6	Form of Supplemental Nonqualified Retirement Agreement	Form 10K for the year ended 12/31/2004

10.7	Employment Agreement for Patrick Fayhee	Form 8-K filed on June 10, 2005

10.8	Employment Agreement for Steven Gonzalo	Form 8-K filed on June 10, 2005

10.9	Employment Agreement for Vincent Easi	Form 8-K filed on June 10, 2005

13.1	2005 Annual Report to Stockholders		X

21.1	Subsidiaries		X

31.1	Certification of Chief Exectutive Officer		X

31.2	Certification of Chief Financial Officer		X

32.1	Certification of Chief Exectutive Officer		X

32.2	Certification of Chief Financial Officer		X