Form 10-Q
period 2006-03-31
FIRST OTTAWA BANCSHARES INC
filed 2006-05-12
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 11, 2006, the Registrant had outstanding 649,349 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$6,401	$6,857
Certificates of deposit	9,435	11,494
Securities available-for-sale	86,456	90,631
Loans held for sale	616	—
Loans, less allowance for loan losses of $1,337 and $1,344	156,564	151,516
Premises and equipment, net	7,917	8,024
Interest receivable and other assets	9,856	10,217

Total assets	$277,245	$278,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$31,288	$30,436
NOW accounts	52,879	57,624
Money market accounts	26,865	26,184
Savings	26,327	24,847
Time, $100,000 and over	40,098	31,420
Other time	71,473	69,370
Total deposits	248,930	239,881

Federal funds purchased	3,200	12,700
Interest payable and other liabilities	1,941	3,300
Total liabilities	254,071	255,881

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 750,000 issued	750	750
Additional paid-in capital	4,043	4,039
Retained earnings	25,778	25,258
Treasury stock, at cost, 100,651 shares	(5,745)	(5,745)
Accumulated other comprehensive loss	(1,652)	(1,444)
Total shareholders’ equity	23,174	22,858

Total liabilities and shareholders’ equity	$277,245	$278,739

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2006 and 2005

(In thousands, except share and per share data)

(Unaudited)

	2006	2005
Interest income
Loans	$2,652	$2,155
Securities
Taxable	584	715
Exempt from federal income tax	232	238
Certificates of deposit	88	168
Federal funds sold	2	2
Total interest income	3,558	3,278

Interest expense
NOW account deposits	188	134
Money market deposit accounts	178	170
Savings deposits	32	37
Time deposits	941	646
Repurchase agreements	—	3
Federal funds purchased	71	16
Borrowings	—	7
Total interest expense	1410	1,013

NET INTEREST INCOME	2,148	2,265
Provision for loan losses	45	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	2,103	2,190

Non-interest income
Service charges on deposit accounts	242	258
Trust and farm management fee income	135	114
Gain on loan sales	—	53
Securities gains (losses)	(13)	30
Other income	291	84
Total non-interest income	655	539

Non-interest expense
Salaries and employee benefits	1,172	1,180
Occupancy and equipment expense	313	318
Data processing expense	91	91
Supplies	50	44
Professional fees	95	96
Amortization of core deposit intangible	64	80
Other expenses	285	302
Total non-interest expenses	2,070	2,111

INCOME BEFORE INCOME TAXES	688	618

Provision for income taxes	168	123

NET INCOME	$520	$495

Earnings per share – basic	$0.80	$0.76
Earnings per share – diluted	$0.80	$0.76

Average shares outstanding	649,349	650,395

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2006 and 2005

(In thousands, except per share data)

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2006	$750	$4,039	$25,258	$(5,745)	$(1,444)	$22,858

Net income	—	—	520	—	—	520

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(208)	(208)

Comprehensive income	—	—	—	—	—	312

Stock options vested	—	4	—	—	—	4

Balance at March 31, 2006	$750	$4,043	$25,778	$(5,745)	$(1,652)	$23,174

Balance at January 1, 2005	$750	$4,018	$24,662	$(5,656)	$78	$24,655

Net income	—	—	495	—	—	495

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(1,265)	(1,265)

Comprehensive loss						(770)

Stock options vested		5	—			5

Purchase 620 treasury shares	—	—	—	(43)	—	(43)

Balance at March 31, 2005	$750	$4,023	$25,157	$(5,699)	$(1,187)	$23,044

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$520	$495
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	45	75
Depreciation and amortization	191	203
Premium amortization on securities, net	100	111
Derivative valuation adjustment	(133)	56
Net change in loans held for sale	(616)	480
Gain on loan sales	—	(53)
Losses (gains) on sales of securities	13	(30)
Gain on sale of other real estate owned	—	(8)
Change in interest receivable and other assets	293	226
Change in interest payable and other liabilities	47	109
Net cash from operating activities	460	1,664

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	4,247	1,788
Proceeds from maturities and calls of securities	1,270	921
Purchases of securities available-for-sale	(1,770)	(1,829)
Proceeds from maturities of certificates of deposit	2,192	4,574
Purchases of certificates of deposit	—	(1,367)
Net change in loans receivable	(5,093)	(2,051)
Proceeds from sale of other real estate owned	—	265
Property and equipment expenditures	(16)	(513)
Net cash from investing activities	830	1,788

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	9,049	(1,080)
Change in federal funds purchased	(9,500)	(600)
Change in borrowings	—	(559)
Vested stock options	4	5
Purchases of treasury shares	—	(43)
Dividends paid	(1,299)	(1,303)
Net cash used in financing activities	(1,746)	(3,580)

Change in cash and due from banks	(456)	(128)

Cash and due from banks at beginning of period	6,857	7,930

CASH AND DUE FROM BANKS AT END OF PERIOD	$6,401	$7,802

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2006 and 2005

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in First Ottawa Bancshares, Inc.’s (the Company) annual report on Form 10-K for 2005 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date.

 The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2006	2005

Net income (in thousands)	$520	$495
Weighted average shares outstanding	649,349	650,395
Effect of dilutive securities:
Stock options	2,526	1,661
Shares used to compute diluted earnings per share	651,875	652,056

Earnings per share:
Basic	$0.80	$0.76
Diluted	0.80	0.76

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$22,376	12.0%	$21,786	11.9%
Tier I capital (to risk-weighted assets)	21,040	11.2%	20,442	11.2%
Tier I capital (to average assets)	21,040	7.7%	20,442	7.2%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At March 31, 2006, the Company had $2.8 million of certificates of deposit, which mature in the years 2006 through 2010 in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.9% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in other expense.

In addition to the above, the Company also purchased $6.5 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2006 through 2010.  The investments do not individually exceed $100,000 and are secured by the FDIC.

The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At March 31, 2006, the Bank had allocated $1.3 million to this asset, and recorded valuation income of $70,000 for the current year.

NOTE 5 – CHANGE IN ACCOUNTING PRINCIPLE

Share Based Payment

The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards.

Since the Company previously accounted for its stock options in accordance with SFAS No. 123, the adoption of SFAS No. 123 (R) is not expected to have a significant impact on the Company’s financial condition or results of operation. Certain disclosures required by SFAS No. 123 (R), have been omitted due to their immaterial nature.

Servicing Assets and Liabilities

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156.  This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•                  Amortization method – Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•                  Fair value measurement method – Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not early adopt SFAS No. 156 on January 1, 2006.  Adoption of SFAS No. 156 is not expected to have a significant impact on the Company’s financial condition or results of operation.

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

Overview

First Ottawa Bancshares, Inc. is the holding company for First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator, a branch in Yorkville, and a branch in Morris. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

The Company’s net income for the three months ended March 31, 2006, was $520,000, or $.80 per common share, compared to net income of $495,000, or $.76 per common share for the three months ended March 31, 2005.  The increase in net income was due primarily to an increase in non-interest income while non-interest expense decreased modestly. This increase in non- interest income was partially offset by a decrease in net interest income.

The Company’s assets at March 31, 2006 were $277.2 million contrasted to $278.7 million at December 31, 2005, a decrease of $1.5 million, or 0.5%.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2006 were $277.2 million contrasted to $278.7 million at December 31, 2005, a decrease of $1.5 million, or 0.5%.  This decrease in total assets was the result of a decrease in securities available for sale and certificates of deposits at other financial institutions and modest decreases in bank premises and other assets. These decreases were partially offset by increases in loans and loans held for sale.  The $4.2 million decrease in securities and the $2.1 million decrease in certificates of deposits at other financial institutions was used to fund the $5.7 million increase in loans and loans held for sale. In addition, other liabilities and federal funds purchased were reduced.

Total liabilities at March 31, 2006 were $254.1 million compared to $255.9 million at December 31, 2005, a decrease of $1.8 million, or 0.7%. This decrease in total liabilities was primarily the result of decreases in federal funds purchased of $9.5 million and a $1.3 million decrease in other liabilities. The decrease in other liabilities was primarily due to the payment of dividends in the first quarter. The reduction in federal funds purchased was offset primarily by an increase in deposits of $9.1 million.

Total shareholder’s equity was $23.2 million at March 31, 2006 compared to $22.9 million at December 31, 2005.  This increase was the result of $520,000 of additional retained earnings from net income for the quarter ended March 31, 2006 and a decrease of $200,000, net of tax, in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2006 was $520,000, or $0.80 per share, a 5.1% increase compared to $495,000, or $0.76 per share, in the first quarter of 2005.  The increase in net income for the quarter was primarily the result of an increase in non-interest income of $116,000, combined with a decrease in non-interest expense of $41,000 compared to 2005 results. Net interest income after the provision for loan losses decreased by $87,000 compared to the same period in 2005.  In addition, the provision for income taxes increased by $45,000 in 2006 as compared to 2005.

The annualized return on average assets was 0.74% in the first quarter of 2006 compared to 0.69% in the first quarter of 2005.   The annualized return on average equity increased to 8.47% in the first quarter of 2006 from 8.25% in the first quarter of 2005.

NET INTEREST INCOME

Net interest income was $2.1 million for the three months ended March 31, 2006 compared to $2.3 million in 2005, a 5.2% decrease.  Total interest income increased to $3.6 million for the three months ended March 31, 2006 from $3.3 million in 2005.  This increase was primarily the result of an increase in loan income of $497,000. Increased loan income was a result of increased volumes and an increasing rate environment throughout 2005 and continuing into 2006. This increase was partially offset by the reduction in securities income of $137,000 to $816,000 in 2006.  In addition, income on certificates of deposit held for investment decreased by $80,000 to

$88,000 in 2006. Decreased securities income and certificates of deposit income was attributable to decreases in principal balances compared to 2005.

The Company’s net interest margin was 3.57% for the three months ended March 31, 2006 compared to 3.60% a year earlier.  The yield on average earning assets increased to 5.81% for the three months ended March 31, 2006 from 5.23% for the same period ended March 31, 2005, a 58 basis point increase.  This increase was offset by an even larger increase in the cost of funds to 2.24% from 1.63% paid for the same period ended March 31, 2005, a 61 basis point increase. This increase in the cost of funds was a result of liabilities repricing more quickly than assets and the current market for deposits has become more rate sensitive as interest rates continue to increase.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $45,000 in the first quarter of 2006 and $75,000 for 2005. As of March 31, 2006, the allowance for loan losses totaled $1.3 million, or 0.85% of total loans, which has decreased from 0.88% as of December 31, 2005 due to growth in the loan portfolio.  Nonaccrual loans increased from none at December 31, 2005 to $8,000 at March 31, 2006. Nonperforming loans, including nonaccrual loans, decreased $41,000 to $1.3 million over the same period. Management feels that these nonperforming loans are well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the developing economy for the remainder of 2006. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at March 31, 2006 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $655,000 for the three months ended March 31, 2006 compared to $539,000 for the same period in 2005, an increase of $116,000 or 21.5%. The increase in non-interest income was primarily due to a $198,000 increase in the market value of derivatives related to investment certificates of deposit. Trust and farm management fee income increased to $135,000 in 2006 compared to $114,000 for the same period in 2005.  These increases were partially offset by decreases in deposit service charges of $16,000, and decreases in both security gains of $43,000 and gains on the sale of loans of $53,000.  The decrease in loan sales was due primarily to decreased mortgage refinance demand compared to the prior year which was expected due to the continued increases in interest rates.

NON-INTEREST EXPENSE

The Company’s non-interest expense remained at $2.1 million for the three months ended March 31, 2006 and 2005.  Salaries and benefits, the largest component of non-interest expense, decreased $8,000, or 0.68%, to $1.2 million due to a slight reduction in staff.  Modest decreases in occupancy and equipment expense of $5,000, amortization of core deposit intangible expense of $16,000, and other expenses of $17,000 were partially offset by an increase in supplies expense of $6,000. Amortization is related to the core deposit intangible resulting from the purchase of our two Streator branches in 2003.

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

Liquidity management is both a daily and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations. The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At March 31, 2006, cash and short-term investments totaled $15.7 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall and Ilsley Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2006:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Federal funds purchased	$3,200	$3,200	$—	$—	$—
Data processing contract payable	640	214	426	—	—
Lines of credit(1)	13,791	8,168	3,700	724	1,199
Standby letters of credit(1)	683	683	—	—	—

	$18,314	$12,265	$4,126	$724	$1,199

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of our Form 10-K.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at March 31, 2006 and March 31, 2005

	2006Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,252	$(73)	(3.1)%
Base	2,325	—	—
–200 bp	2,339	14	0.6%

	2005 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,533	$(173)	(6.4)%
Base	2,706	—	—
–200 bp	2,593	(113)	(4.2)%

As shown above, at March 31, 2006 the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 3.1% or approximately $73,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net income by .6% or approximately $14,000. Net income sensitivity in a rising rate environment has decreased since March 31, 2005.

ITEM 4:   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.           LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1.A.       RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2005 Annual Report on Form 10-K.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/s/ Joachim J. Brown
Date: May 12, 2006	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Vincent G. Easi
Date: May 12, 2006	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)