Form 10-Q
period 2006-06-30
FIRST OTTAWA BANCSHARES INC
filed 2006-08-11
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of August 11, 2006, the Registrant had outstanding 649,989 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$12,675	$6,857
Federal funds sold	9,600	—
Cash and cash equivalents	22,275	6,857
Certificates of deposit	6,863	11,494
Securities available-for-sale	84,989	90,631
Loans, less allowance for loan losses of $1,379 and $1,344	155,888	151,516
Bank premises and equipment, net	7,815	8,024
Interest receivable and other assets	11,011	10,217

Total assets	$288,841	$278,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand — non-interest-bearing	$30,295	$30,436
NOW accounts	61,428	57,624
Money market accounts	42,292	26,184
Savings	25,211	24,847
Time, $100,000 and over	34,188	31,420
Other time	69,361	69,370
Total deposits	262,775	239,881

Federal funds purchased	—	12,700
Interest payable and other liabilities	3,487	3,300
Total liabilities	266,262	255,881

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock — $1 par value, 20,000 shares
Authorized; none issued	—	—
Common stock — $1 par value, 750,434 shares authorized and issued	750	750
Additional paid-in capital	4,080	4,039
Retained earnings	25,564	25,258
Treasury stock, at cost, 100,651 shares	(5,745)	(5,745)
Accumulated other comprehensive income (loss)	(2,070)	(1,444)
Total shareholders’ equity	22,579	22,858

Total liabilities and shareholders’ equity	$288,841	$278,739

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans (including fee income)	$2,768	$2,262	$5,420	$4,417
Securities
Taxable	552	695	1,136	1,410
Exempt from federal income tax	236	250	468	488
Certificates of deposit	67	149	155	317
Federal funds sold	6	19	8	21
Total interest income	3,629	3,375	7,187	6,653

Interest expense
NOW account deposits	184	148	372	282
Money market deposit accounts	206	167	384	337
Savings deposits	33	37	65	74
Time deposits	997	731	1,938	1,377
Repurchase agreements	—	1	—	4
Borrowings	—	—	—	7
Federal funds purchased	50	17	121	33
Total interest expense	1,470	1,101	2,880	2,114

NET INTEREST INCOME	2,159	2,274	4,307	4,539
Provision for loan losses	45	75	90	150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,114	2,199	4,217	4,389
Noninterest income
Service charges on deposit accounts	225	299	467	557
Trust and farm management fee income	135	114	270	228
Gain on loan sales	8	3	8	56
Gain (loss) on investment sales	—	24	(13)	54
Other income	167	224	458	308
Total noninterest income	535	664	1,190	1,203

Noninterest expenses
Salaries and employee benefits	1158	1,143	2,330	2,323
Occupancy and equipment expense	313	317	626	635
Data processing expense	101	88	192	179
Supplies	38	46	88	90
Professional fees	117	123	212	219
Amortization of core deposit intangible	64	79	128	159
Other expenses	304	298	589	600
Total noninterest expenses	2,095	2,094	4,165	4,205

INCOME BEFORE INCOME TAXES	554	769	1,242	1,387

Provision for income taxes	118	198	286	321

NET INCOME	$436	$571	$956	$1,066

Earnings per share-basic	$0.67	$0.88	$1.47	$1.64
Earnings per share-diluted	$0.67	$0.88	$1.47	$1.64
Dividends per share	$1.00	$1.00	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2006 and 2005

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at January 1, 2006	$750	$4,039	$25,258	$(5,745)	$(1,444)	$22,858
Net income	—	—	956	—	—	956
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(626)	(626)
Comprehensive income	—	—	—	—	—	330
Cash dividends declared ($1 per share)	—	—	(650)	—	—	(650)
Stock options vested	—	15	—			15
Stock options exercised	—	26	—	—	—	26
Balance at June 30, 2006	$750	$4,080	$25,564	$(5,745)	$(2,070)	$22,579
Balance at January 1, 2005	$750	$4,018	$24,662	$(5,656)	$78	$23,852
Net income	—	—	1,066	—	—	1,066
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(603)	(603)
Comprehensive income						463
Cash dividends declared ($1 per share)	—	—	(650)	—	—	(650)
Stock options vested	—	10	—	—	—	10
Purchased 620 treasury shares	—	—	—	(43)	—	(43)
Balance at June 30, 2005	$750	$4,028	$25,078	$(5,699)	$(525)	$23,632

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$956	$1,066
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	90	150
Depreciation and amortization	381	406
Premium amortization on securities, net	197	217
Derivative valuation adjustment	(53)	(29)
Net change in loans held for sale	(608)	483
Gain on loan sales	(8)	(56)
(Gain) loss on sales of securities	13	(54)
Gain on sale of other real estate owned	(4)	(9)
Change in interest receivable and other assets	(583)	275
Change in interest payable and other liabilities	836	136
Net cash from operating activities	1,217	2,585

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	4,247	5,083
Proceeds from maturities of securities	2,007	2,287
Purchases of securities available-for-sale	(1,770)	(4,729)
Proceeds from maturities of certificates of deposit	4,684	8,949
Purchases of certificates of deposit	—	(3,160)
Net change in loans receivable	(3,944)	(8,035)
Proceeds from sale of other real estate owned	78	371
Net property and equipment expenditures	(37)	(733)
Net cash from investing activities	5,265	33

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	22,894	28,107
Change in federal funds purchased	(12,700)	(5,600)
Change in other borrowings	—	(559)
Change in securities sold under agreements to repurchase	—	(750)
Vested stock options	15	10
Purchase of treasury shares	—	(43)
Proceeds from exercised options	26	—
Dividends paid	(1,299)	(1,303)
Net cash from financing activities	8,936	19,862

Change in cash and cash equivalents	15,418	22,480

Cash and cash equivalents at beginning of period	6,857	7,930

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,275	$30,410

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

June 30, 2006 and 2005

NOTE 1 — BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2005 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 — EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (in thousands)	$436	$571	$956	$1,066
Weighted Average Shares outstanding	649,533	649,989	649,441	650,191
Effect of dilutive securities:
Stock options	2,516	1,584	2,516	1,584
Shares used to compute diluted earnings per share	652,049	651,573	651,957	651,775

Earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic	$0.67	$0.88	$1.47	$1.64
Diluted	0.67	0.88	1.47	1.64

NOTE 3 — CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	June 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$22,336	12.0%	$21,786	11.9%
Tier I capital (to risk-weighted assets)	20,957	11.2%	20,442	11.2%
Tier I capital (to average assets)	20,957	7.7%	20,442	7.2%

At June 30, 2006, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At June 30, 2006, the Company had $2.8 million of certificates of deposit, which mature in 2006 through 2011, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.99% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $5.9 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature in 2006 through 2010.  The investments individually do not exceed $100,000 and are secured by the FDIC.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At June 30, 2006, the  Bank had allocated $1.2 million to this asset and recorded a valuation expense of $60,000 for the current year.

NOTE 5 — CHANGE IN ACCOUNTING PRINCIPLE

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

Since the Company previously accounted for its stock options in accordance with SFAS No. 123, the adoption of SFAS No. 123 (R) did not have a significant impact on the Company’s financial condition or results of operation. Certain disclosures required by SFAS No. 123 (R), have been omitted due to their immaterial nature.

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

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•                  Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•                  Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

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

Overview

First Ottawa Bancshares, Inc. is the holding company for First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator, a branch in Yorkville, a branch in Morris, and a loan production office in Minooka. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

The Company’s net income for the six months ended June 30, 2006, was $956,000, or $1.47 per common share, compared to net income of $1.07 million, or $1.64 per common share for the six months ended June 30, 2005. The decrease in net income was due primarily to a decrease in net interest income and a nominal decrease in non interest expenses, partially offset by a decrease in non-interest income.

The Company’s assets at June 30, 2006 were $288.8 million contrasted to $278.7 million at December 31, 2005, an increase of $10.1 million, or 3.6%.

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures.  The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

Stock Compensation- Grants under the Company’s  stock incentive plan are accounted for under the provisions of Statement of Accounting Standards (SFAS) No. 123(R), applying the fair value method and the use of an option pricing model to estimate the value of the options granted. The stock options are granted with an exercise price equal to the market price at the date of grant. Resulting compensation expense, relating to the stock options is measured and recorded based on the estimated value of the options.

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2006 were $288.8 million contrasted to $278.7 million at December 31, 2005, an increase of $10.1 million, or 3.6%.  This increase was the result of an increase in cash and cash equivalents, federal funds sold, loans, and other assets. These increases were partially offset by decreases in certificates of deposits at other financial institutions, loans held for sale and securities available for sale. Proceeds from maturing certificates of deposits at other financial institutions and available for sale securities were used to fund loan growth of $4.4 million . Cash and cash equivalents increased as a result of a $9.6 million increase in federal funds sold and a $5.8 million increase in cash and due from banks. This increase was funded through deposit growth from local municipalities as a result of real estate tax collections. Other assets increased by $794,000, due primarily to the increase in the deferred tax asset associated with the market value fluctuations in the investment portfolio.

Total liabilities at June 30, 2006 were $266.3 million compared to $255.9 million at December 31, 2005, an increase of $10.4 million, or 4.1%. This increase was primarily the result of an increase in money market accounts holding public funds.  Deposits increased by $22.9 million, from $239.9 million at December 31, 2005, to $262.8 million at June 30, 2006, primarily due to increases in short term deposits of a local municipality and county funds resulting from real estate tax payments. As a result of the growth in deposits the bank was able to decrease federal funds purchased. Other liabilities remained relatively stable, with a slight increase due to increased accrued interest expense.

Total equity decreased to $22.6 million at June 30, 2006 compared to $22.9 million at December 31, 2005. This decrease was due primarily to an increase in accumulated other comprehensive loss of $626,000, net of tax, relating to the Company’s investment portfolio decline as a result of increasing interest rates coupled with dividends in the amount of $650,000, payable to shareholders in July 2006 that were declared in June 2006, all of which were netted against net income of $956,000 for the period ended June 30, 2006.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2006 was $436,000, or $0.67 per share, a 1.2% decrease compared to $571,000, or $0.88 per share, in the second quarter of 2005.  The decrease in net income for the quarter was primarily the result of a decrease in net interest income and a decrease in non-interest income of $129,000. These changes were offset by a decrease in the provision for loan losses of $30,000 from the second quarter of 2005. The decrease in income before taxes also resulted in a decrease in the income tax provision of $80,000.

During the six months ended June 30, 2006, net income was $956,000, or $1.47 per share, compared to $1.07 million, or $1.64 per share during the first six months of 2005.  This 10.3% decrease in net income for the six month period was primarily due to a $172,000 decrease in net interest income after the provision for loan loss, or 3.9%. Decreases in non interest expense of $40,000 were partially offset by a decrease in non interest income of $13,000, or 1.1%, and a decrease in the provision for loan loss of $60,000, or 40.0%. The decrease in the Company’s pretax income also resulted in a decrease in the tax provision of $35,000.

The annualized return on average assets was 0.67% for the six months ended June 30, 2006, compared to 0.72% in  2005.   The annualized return on average equity decreased to 8.7% for the six months ended June 30, 2006, from 8.9% in 2005.

NET INTEREST INCOME

Net interest income decreased by 5.1% to $2.2 million for the three months ended June 30, 2005 as compared to 2005.  Total interest income increased to $3.6 million for the three months ended June 30, 2006, compared to $3.4 million for the three months ended June 30, 2005.  This change was primarily the result of an increase in interest income from loans to $2.8 million for the three months ended June 30, 2006 from $2.3 million for the same period a year earlier. This increase was the result of loan growth and an increasing rate environment during the first half of 2006. In addition, a decrease in interest income from investment certificates of deposits of $82,000 and a decline in interest income from securities of $157,000 compared to prior year resulted in a change of $254,000 in total interest income. Interest expense increased to $1.5 million for the three months ended June 30, 2006 from $1.1 million for the same period ended June 30, 2005, a 33.5% increase, contributed to the decrease in net interest income for the three month period as liabilities repriced more quickly than assets during the period

Net interest income for the six months ended June 30, 2006 and 2005 was $4.3 and $4.5 million, respectively. This decrease was primarily the result of a $766,000 increase in interest expense which was partially offset by a $534,000 increase in interest income compared to prior year.  The Company’s net interest margin was 3.58% for the six months ended June 30, 2006 and 3.59% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $4.6 million for the six months ending June 30, 2006 and $4.8 million for the same period in 2005. The tax equivalent yield on average earning assets of $254.8 million in 2006 and $261.1 million for the same period in 2005, increased to 5.86% for the six months ended June 30, 2006 from 5.27% for the same period ended June 30, 2005, an increase of 59 basis points. This increase was offset by a corresponding increase in the cost of funds to 2.28% from 1.68% paid for the same period ended June 30, 2005, a 60 basis point increase. These increases were a result of ongoing repricing of assets and liabilities as they matured in the rising rate environment in late 2005 and during the first six months of 2006.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $45,000 during the second quarter of 2006 as compared to $75,000 during the second quarter of 2005. Year to date provision for loan loss was $90,000 in 2006 and $150,000 in 2005. As of June 30, 2006, the allowance for loan losses totaled $1.4 million, or .88% of total loans, which was unchanged from .88% as of December 31, 2005.  Nonaccrual loans increased from none at December 31, 2005 to $584,000 at June 30, 2006. This increase is primarily due to two commercial real estate loans, which make up 98% of the nonaccrual loan balance. Nonperforming loans, including nonaccrual loans, increased $161,000 to $1.5 million over the same period. Management feels that the Bank is well collateralized on the nonperforming loans, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy has showed signs of improvement, borrowers may continue to experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at June  30, 2006. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $535,000 for the three months ended June 30, 2006 compared to $664,000 for the same period in 2005, a decrease of $129,000, or 19.4%. The decrease in non-interest income was primarily due to decreases in service charges on deposit accounts of $74,000, other income of $57,000, and gains on the sale of investment securities of $24,000.   The decrease in deposit service charges was a result of decreased overdraft charges compared to  the prior year. Other income decreased due to market value adjustments associated with the derivative portion of Certificates of Deposits held for investment purposes. Gains on investment sales decreased as management sold fewer bonds in a rising rate environment.  These decreases were partially offset by increases in trust and farm management fees of $21,000.

For the six months ended June 30, 2006, non-interest income decreased by 1.1% or $13,000 to $1.2 million.  Service charges on deposit accounts decreased by $90,000, or 16.2%, due to lower overdraft volume. Gains on the sale of investment securities decreased $67,000 compared to prior year. Gains on loan sales to the secondary market decreased $48,000 due to decreased origination and refinancing volume. Other income increased $150,000  due to increased loan late fees and ATM fees compared to the prior year.  Trust fees also increased $42,000, due to increased volume compared to prior year.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.1 million for the three months ended June 30, 2006 and 2005.  Non-interest expense increased by $1,000 for the three months ended June 30, 2006, compared to 2005. Salaries and benefits, the largest component of non-interest expense, increased $15,000, or 1.3%, to $1.2 million.  Decreases in occupancy expense of $4,000, professional fees of $6,000, amortization of core deposit intangible of $15,000, and supplies expense of $8,000, were offset by an increase in data processing expense of $13,000 and other expense of $6,000.

For the six months ended June 30, 2006, non-interest expense decreased $40,000 to $4.2 million, or 1.0%, compared to the year earlier period.  Salaries and benefits increased $7,000, or 0.3%, to $2.3 million.  Decreases in professional fees of $7,000, occupancy expense of $9,000,  amortization of the core deposit intangible of $31,000, and other expense of $11,000 were partially offset by increased data processing expense of $13,000. Other expense was reduced due to decreased collection expenses, decreased directors’ fees, and decreased miscellaneous expenses.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2006, cash and short-term investments totaled $24.2 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2006:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Lines of credit(1)	$14,548	$10,272	$2,903	$230	$1,143
Data processing contract payable	592	230	362	—	—
Standby letters of credit(1)	656	656	—	—	—
	$15,796	$11,158	$3,265	$230	$1,143

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at June 30, 2006 and June 30, 2005.

	2006 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,249	$(39)	(1.69)%
Base	2,288	—	—
–200 bp	2,337	49	2.17%

	2005 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,644	$(8)	(.30)%
Base	2,652	—	—
–200 bp	2,478	(174)	(6.58)%

As shown above, at June 30, 2006, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 1.69% or approximately $39,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net income by 2.17% or approximately $49,000. The Company’s exposure to an increasing rate environment has increased compared to prior year, however remains well within tolerance levels.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Election of Directors

At the Annual Meeting of Stockholders on May 17, 2006, Bradley J. Armstrong,  Donald J. Harris, and Thomas P. Rooney were elected to serve as Class I directors until the 2009 Annual Meeting of Stockholders. Joachim J. Brown, John L. Cantlin, and Patty P. Godfrey continue to serve as Class II directors with a term expiring in 2007.  Thomas E. Haeberle and William J. Walsh continue to serve as Class III directors with a term expiring in 2008. The voting for each Class I director was as follows:

	Votes For	Votes Withheld
Bradley J. Armstrong	484,928	15,180
Donald J. Harris	489,278	10,830
Thomas P. Rooney	489,578	10,530

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: August 11, 2006	/S/ JOACHIM J. BROWN
Joachim J. Brown
President (Chief Executive Officer)

Date: August 11, 2006	/S/ VINCENT G. EASI
Vincent G. Easi
Chief Financial Officer