Form 10-Q
period 2006-09-30
FIRST OTTAWA BANCSHARES INC
filed 2006-11-14
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from              to

Commission file number 005-57237

FIRST OTTAWA BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701-705 LaSalle Street	61350
Ottawa, Illinois	(ZIP Code)
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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 14, 2006, the Registrant had outstanding 649,783 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$6,997	$6,857
Federal funds sold	10,050	—
Cash and cash equivalents	17,047	6,857
Certificates of deposit	6,013	11,494
Securities available-for-sale	83,728	90,631
Loans, less allowance for loan losses of $1,434 and $1,344	161,244	151,516
Bank premises and equipment, net	7,784	8,024
Interest receivable and other assets	10,727	10,217

Total assets	$286,543	$278,739
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand — non-interest-bearing	$27,658	$30,436
NOW accounts	64,321	57,624
Money market accounts	39,388	26,184
Savings	24,721	24,847
Time, $100,000 and over	35,712	31,420
Other time	68,012	69,370
Total deposits	259,812	239,881

Federal funds purchased	—	12,700
Interest payable and other liabilities	2,726	3,300
Total liabilities	262,538	255,881

Commitments and contingent liabiliies

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	750	750
Additional paid-in capital	4,091	4,039
Retained earnings	26,219	25,258
Treasury stock, at cost, 100,651 shares	(5,745)	(5,745)
Accumulated other comprehensive (loss)	(1,310)	(1,444)
Total shareholders’ equity	24,005	22,858

Total liabilities and shareholders’ equity	$286,543	$278,739

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans (including fee income)	$2,863	$2,440	$8,283	$6,857
Securities
Taxable	547	656	1,683	2,066
Exempt from federal income tax	220	265	688	753
Certificates of deposit	43	133	198	450
Federal funds sold	199	141	207	162
Total interest income	3,872	3,635	11,059	10,288

Interest expense
NOW account deposits	205	172	577	454
Money market deposit accounts	424	200	808	537
Savings deposits	33	34	98	108
Time deposits	1,012	818	2,950	2,195
Repurchase agreements	—	—	—	4
Borrowings	—	—	—	7
Federal funds purchased	1	—	122	33
Total interest expense	1,675	1,224	4,555	3,338

NET INTEREST INCOME	2,197	2,411	6,504	6,950

Provision for loan losses	45	75	135	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,152	2,336	6,369	6,725
Noninterest income
Service charges on deposit accounts	252	278	719	835
Trust and farm management fee income	135	114	405	342
Gain on loan sales	10	13	18	69
Securities gains (losses), net	—	—	(13)	54
Other income	357	302	815	610
Total noninterest income	754	707	1,944	1,910

Noninterest expenses
Salaries and employee benefits	1,159	1,161	3,489	3,484
Occupancy and equipment expense	321	326	947	961
Data processing expense	92	95	284	274
Supplies	31	67	119	157
Amortization of core deposit intangible	64	80	192	239
Professional fees	82	119	294	338
Other expenses	260	312	849	912
Total noninterest expenses	2,009	2,160	6,174	6,365

INCOME BEFORE INCOME TAXES	897	883	2,139	2,270

Provision for income taxes	242	223	528	544

NET INCOME	$655	$660	$1,611	$1,726

Earnings per share-basic	$1.01	$1.02	$2.48	$2.66
Earnings per share-diluted	$1.01	$1.01	$2.48	$2.65
Dividends per share	$1.00	$1.00	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months ended September 30, 2006 and 2005
(In thousands, except per share data)
(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2006	$750	$4,039	$25,258	$(5,745)	$(1,444)	$22,858

Net income	—	—	1,611	—	—	1,611

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	134	134

Comprehensive income						1,745

Cash dividends declared ($1 per share)	—	—	(650)	—	—	(650)

Vested options	—	26	—	—	—	26

Stock options exercised	—	26	—	—	—	26

Balance at September 30, 2006	$750	$4,091	$26,219	$(5,745)	$(1,310)	$24,005

Balance at January 1, 2005	$750	$4,018	$24,662	$(5,656)	$78	$23,852

Net income	—	—	1,726	—	—	1,726

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(1,054)	(1,054)

Comprehensive income						672

Cash dividends declared ($1 per share)	—	—	(650)	—	—	(650)

Vested options	—	15	—	—	—	15

Purchased 1,260 treasury shares	—	—	—	(89)	—	(89)

Balance at September 30, 2005	$750	$4,033	$25,738	$(5,745)	$(976)	$23,800

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,611	$1,726
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	135	225
Depreciation and amortization	567	583
Premium amortization on securities, net	295	320
Derivative valuation adjustment	(103)	(162)
Net change in loans held for sale	(598)	496
Gain on loan sales	(18)	(69)
(Gain) /Loss on sale/call of securities available-for-sale	13	(54)
Gain on sale of other real estate owned	(4)	(14)
Change in interest receivable and other assets	(771)	25
Change in interest payable and other liabilities	725	(111)
Net cash from operating activities	1,852	2,965

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	4,247	5,083
Proceeds from maturities of securities	4,321	3,618
Purchases of securities available-for-sale	(1,770)	(4,729)
Proceeds from maturities of certificates of deposit	5,584	13,522
Purchases of certificates of deposit	—	(3,260)
Net change in loans receivable	(9,345)	(14,017)
Proceeds from sale of other real estate owned	90	394
Property and equipment expenditures	(123)	(824)
Net cash from investing activities	3,004	(213)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	19,931	14,085
Change in federal funds purchased	(12,700)	(5,600)
Change in other borrowings	—	(532)
Change in securities sold under agreements to repurchase	—	(750)
Vested stock options	26	15
Purchase of treasury shares	—	(89)
Proceeds from exercised options	26	—
Dividends paid	(1,949)	(1,953)
Net cash from financing activities	5,334	5,176

Change in cash and cash equivalents	10,190	7,928

Cash and cash equivalents at beginning of period	6,857	7,930

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,047	$15,858

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS
(Table dollars in thousands)
September 30, 2006 and 2005

NOTE 1 — BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

First National Bank of Ottawa (the Bank), a national banking association headquartered in Ottawa, Illinois, is a wholly — owned subsidiary of the Company. The Bank’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 — EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (in thousands)	$655	$660	$1,611	$1,726
Weighted Average Shares outstanding	649,783	651,627	649,557	649,992
Effect of dilutive securities:
Stock options	1,303	2,107	1,303	2,107
Shares used to compute diluted earnings per share	651,086	651,706	650,860	652,099

Earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Basic	$1.01	$1.02	$2.48	$2.66
Diluted	1.01	1.01	2.48	2.65

NOTE 3 — CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	September 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$23,126	12.1%	$21,786	11.9%
Tier I capital (to risk-weighted assets)	21,692	11.4%	20,442	11.2%
Tier I capital (to average assets)	21,692	7.6%	20,442	7.2%

At September 30, 2006, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 — DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At September 30, 2006, the Company had $2.8 million of certificates of deposit, which mature in 2006 through 2011, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.98% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $5.0 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature in 2006 through 2010.  The investments individually do not exceed $100,000 and are secured by the FDIC.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At September 30, 2006, the Bank had allocated $1.2 million to this asset and recorded a valuation expense of $91,000 for the current year.

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

Since the Company previously accounted for its stock options in accordance with SFAS No. 123, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial condition or results of operation. Certain disclosures required by SFAS No. 123(R), have been omitted due to their immaterial nature.

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

Future Accounting Pronouncements

Emerging Issues Task Force Issue 06-4.  In September 2006, the Emerging Issues Task Force (EITF) reached a consensus regarding the accounting for entities with split-dollar life insurance arrangements that provide an employee with a specified benefit that is not limited to an employee’s active service period.  In reaching its consensus, the EITF determined that an employer should recognize as a liability the future benefits to be provided to employees beyond the employees active service period.  In the case of split-dollar plan that provides a death benefit to the employees designated beneficiary and the benefit is provided to the employee beyond their active service period, an entity should accrue a liability during the employee’s active service period for the cost of maintaining the life insurance policy during the employee’s retirement period.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007 with earlier application permitted.  Entities should recognize the effects of applying EITF 06-4 either as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption or as a change in accounting principle through retrospective application to all prior periods.

Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of SFAS No. 87, 88, 106 and 132(r).

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158.  This statement requires an entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan (measured as the difference between the fair value of plan assets and the benefit obligation) in its statement of financial position.  For a pension plan, the benefit obligation is the projected benefit obligation and for any other plan the benefit obligation is the accumulated postretirement benefit obligation.  Additionally, all items previously deferred when applying SFAS No. 87 or SFAS No. 106 will now be recognized as a component of accumulated other comprehensive income, net of applicable taxes.  SFAS No. 158 will not change the components of net periodic benefit cost.  SFAS No. 158 will require plan asset and benefit obligations to be measured primarily as of the balance sheet date.  The effective date for the recognition of the funded status on the balance sheet is for fiscal years ending after December 15, 2006 while the effective date for the requirement that the measurement date of plan assets and the benefit obligation be the same as the balance sheet date is for fiscal years ending after December 15, 2008.

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

The Company’s net income for the nine months ended September 30, 2006, was $1.6 million, or $2.48 per common share, compared to net income of $1.7 million, or $2.66 per common share for the nine months ended September 30, 2005. The decrease in net income was due primarily to a decrease in net interest income, partially offset by a decrease in noninterest expenses.

The Company’s assets at September 30, 2006 were $286.5 million contrasted to $278.7 million at December 31, 2005, an increase of $7.8 million, or 2.8%.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2006 were $286.5 million contrasted to $278.7 million at December 31, 2005, an increase of $7.8 million, or 2.8%.  This increase was the result of an increase in cash and cash equivalents, federal funds sold, loans, and other assets. These increases were partially offset by decreases in certificates of deposits at other financial institutions and securities available for sale. Proceeds from maturing certificates of deposits at other financial institutions and available for sale securities were used to fund loan growth of $9.7 million. Cash and cash equivalents increased as a result of a $10.1 million increase in federal funds sold. This increase was primarily funded through deposit growth from local municipalities as a result of real estate tax collections. Other assets increased by $510,000, due primarily to the increase in the deferred tax asset associated with the market value fluctuations in the investment portfolio.

Total liabilities at September 30, 2006 were $262.5 million compared to $255.9 million at December 31, 2005, an increase of $6.6 million, or 2.6%. This increase was primarily the result of an increase in money market accounts holding public funds.  Deposits increased by $19.9 million, from $239.9 million at December 31, 2005, to $259.8 million at September 30, 2006, primarily due to increases in short term deposits of a local municipality and county funds resulting from real estate tax payments. As a result of the growth in deposits the bank was able to decrease federal funds purchased. Other liabilities remained relatively stable, with a slight decrease due to decreased dividends payable.

Total equity increased to $24.0 million at September 30, 2006 compared to $22.9 million at December 31, 2005. This increase was due primarily to a decrease in accumulated other comprehensive loss of $134,000, net of tax, relating to the Company’s investment portfolio coupled with dividends in the amount of $650,000, payable to shareholders in July 2006 that were declared in June 2006, all of which were netted against net income of $1.6 million for the period ended September 30, 2006.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2006 was $655,000, or $1.01 per share, an 0.8% decrease compared to $660,000, or $1.02 per share, in the third quarter of 2005.  The decrease in net income for the quarter was primarily the result of a decrease in net interest income of $214,000. This change was offset by a decrease in the provision for loan losses of $30,000 from the third quarter of 2005. Other income increased $47,000, and other expense decreased by $151,000 compared to the third quarter of 2005. The increase in income before taxes also resulted in a increase in the income tax provision of $19,000.

During the nine months ended September 30, 2006, net income was $1.61 million, or $2.48 per share, compared to $1.73 million, or $2.66 per share during the first nine months of 2005.  This 6.7% decrease in net income for the nine month period was primarily due to a $356,000 decrease in net interest income after the provision for loan losses, or 5.3%. Non interest income was relatively flat with an increase of $34,000. Decreases in noninterest expense of $191,000, and in the provision for loan losses of $90,000, or 40.0%, partially offset the decrease in net interest income. The decrease in the Company’s pretax income also resulted in a decrease in the tax provision of $16,000.

The annualized return on average assets was 0.75% for the nine months ended Septemebr 30, 2006, compared to 0.78% in  2005.   The annualized return on average equity decreased to 8.7% for the nine months ended September 30, 2006, from 9.5% in 2005.

NET INTEREST INCOME

Net interest income decreased by 8.9% to $2.2 million for the three months ended September 30, 2006 as compared to 2005.  Total interest income increased to $3.9 million for the three months ended September 30, 2006, compared to $3.6 million for the three months ended September 30, 2005.  This change was primarily the result of an increase in interest income from loans to $2.9 million for the three months ended September 30, 2006 from $2.4 million for the same period a year earlier. This increase was the result of loan growth and an increasing rate environment during the first three quarters of 2006. In addition, a decrease in interest income from investment certificates of deposits of $90,000 and a decline in interest income from securities of $154,000 compared to prior year resulted in a change of $237,000 in total interest income. Interest expense increased to $1.7 million for the three months ended September 30, 2006 from $1.2 million for the same period ended September 30, 2005, a 36.8% increase, contributed to the decrease in net interest income for the three month period as liabilities repriced at higher interest rates more quickly than assets during the period

Net interest income for the nine months ended September 30, 2006 and 2005 was $6.5 and $6.9 million, respectively. This decrease was primarily the result of a $1.2 million increase in interest expense which was partially offset by a $771,000 increase in interest income compared to prior year.  The Company’s net interest margin was 3.53% for the nine months ended September 30, 2006 and 3.58% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $6.8 million for the nine months ending September 30, 2006 and $7.1 million for the same period in 2005. The tax equivalent yield on average earning assets of $258.4 million in 2006 and $266.6 million for the same period in 2005, increased to 5.89% for the nine months ended September 30, 2006 from 5.31% for the same period ended September 30, 2005, an increase of 58 basis points. This increase was offset by a corresponding increase in the cost of funds to 2.69% from 1.96% paid for the same period ended September 30, 2005, a 73 basis point increase. These increases were a result of ongoing repricing of assets and liabilities as they matured in the rising rate environment in late 2005 and during the first nine months of 2006.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $45,000 during the third quarter of 2006 as compared to $75,000 during the third quarter of 2005. The year to date provision for loan losses was $135,000 in 2006 and $225,000 in 2005. As of September 30, 2006, the allowance for loan losses totaled $1.4 million, or .88% of total loans, which was unchanged from .88% as of December 31, 2005.  Nonaccrual loans increased from none at December 31, 2005 to $683,000 at September 30, 2006. This increase was primarily due to two commercial real estate loans, which made up 94% of the nonaccrual loan balance. Nonperforming loans, including nonaccrual loans, increased $383,000 to $1.7 million over the same period. Management feels that the Bank is well collateralized on the nonperforming loans, which significantly reduces the Company’s exposure to losses on the credits.

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

Management has concluded that the allowance for loan losses was adequate at September  30, 2006. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $754,000 for the three months ended September 30, 2006 compared to $707,000 for the same period in 2005, an increase of $47,000, or 6.6%. The increase in noninterest income was primarily due to increases in trust and farm management fees of $21,000, and other income of $55,000. These increases were partially offset by decreases in deposit service charges of $26,000 and gains on the sale of loans of $3,000.   The decrease in deposit service charges was a result of decreased overdraft charges compared to the prior year. Other income decreased due to market value adjustments associated with the derivative portion of Certificates of Deposit held for investment purposes.

For the nine months ended September 30, 2006, noninterest income increased by 1.8% or $34,000 to $1.9 million.  Service charges on deposit accounts decreased by $116,000, or 13.9%, due to lower overdraft volume. Gains on the sale of investment securities decreased $67,000 compared to prior year. Gains on loan sales to the secondary market decreased $51,000 due to decreased origination and refinancing volume. Other income increased $205,000  due to increased loan late fees and ATM fees compared to the prior year.  Trust fees also increased $63,000, due to increased volume compared to prior year.

NONINTEREST EXPENSE

The Company’s noninterest expense was $2.0 million for the three months ended September 30, 2006 and $2.1 million for the same period in 2005.  Noninterest expense decreased by $151,000 for the three months ended September 30, 2006, compared to 2005. Salaries and benefits, the largest component of noninterest expense, decreased $2,000, or 0.2%, to $1.2 million.  Decreases in occupancy expense of $5,000, professional fees of $37,000, amortization of core deposit intangible of $16,000, and supplies expense of $36,000, data processing expense of $3,000 and other expense of $52,000, contributed to the overall decrease.

For the nine months ended September 30, 2006, noninterest expense decreased $191,000 to $6.2 million, or 3.0%, compared to the year earlier period.  Salaries and benefits increased $5,000, or 0.1%, to $3.5 million.  Decreases in professional fees of $44,000, occupancy expense of $14,000,  amortization of the core deposit intangible of $47,000, and other expense of $63,000 were partially offset by increased data processing expense of $10,000. Other expense was reduced due to decreased collection expenses, decreased directors’ fees, and decreased miscellaneous expenses.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2006, cash and short-term investments totaled $17.1 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

The following table discloses material contractual obligations and commercial commitments of the Company as of September 30, 2006:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit(1)	$15,485	$10,794	$3,370	$87	$1,234
Data processing contract payable	543	245	298	—	—
Standby letters of credit(1)	577	577	—	—	—
	$16,605	$11,616	$3,668	$87	$1,234

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at September 30, 2006 and September 30, 2005.

	2006 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,516	$(23)	(0.9)%
Base	2,539	—	—
–200 bp	2,555	16	0.6%

	2005 Net Income
	Amount	Change	Change
	(Dollars in Thousands)

+200 bp	$2,484	$(25)	(1.0)%
Base	2,509	—	—
–200 bp	2,512	3	0.1%

As shown above, at September 30, 2006, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 0.9% or approximately $23,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net income by 0.6% or approximately $16,000.  The Company’s exposure to a volatile rate environment is within tolerable limits.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Dated: November 14, 2006	/s/ JOACHIM J. BROWN
Joachim J. Brown
President (Chief Executive Officer)

Dated: November 14, 2006	/s/ VINCENT G. EASI
Vincent G. Easi
Chief Financial Officer