Form 10-K
period 2006-12-31
FIRST OTTAWA BANCSHARES INC
filed 2007-03-30
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number:  005-57237

FIRST OTTAWA BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

701-705 LaSalle Street
Ottawa, Illinois	61350
(Address of Principal Executive Offices)	(ZIP Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $44,754,160.

649,670 shares of common stock were outstanding as of March  14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s 2006 Annual Report to Stockholders is incorporated by reference in Parts II and IV and the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2007 is incorporated by reference in Part III.

Except for those portions of the 2006 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1.        Business.

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation.  The Company was organized in 1999 and on October 1, 1999 exchanged 100% of its common stock for 100% of the Bank’s common stock.  This exchange was accounted for as an internal reorganization.  All references to the combined Company, unless otherwise indicated, at or before October 1, 1999, refer to the Bank.  As of December 31, 2006, the Company had total assets of $278.1 million, total deposits of $250.3 million, loans, including loans held for sale, of $160.9 million and total stockholders’ equity of $23.5 million.  For the year ended December 31, 2006, the Company had interest income of $14.9 million and net income of $2.2 million, which amounted to basic net income per share of $3.59, and diluted net income per share of $3.59.

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

The Company is located in north-central Illinois, with corporate offices in Ottawa, Illinois in LaSalle County, approximately 80 miles southwest of Chicago.  All branches are in Illinois within 45 miles of the corporate offices:  Streator, LaSalle County; Morris and Minooka, Grundy County; Yorkville, Kendall County.  Ottawa, Morris, and Yorkville are the county seats of their respective counties, all with associated governmental offices and workforce.  Ottawa and Streator are the principal cities of the 5th largest, by population, Micropolitan Statistical Area in the United States, as determined by the 2000 U.S. census. The recognition of population concentration, larger than many metropolitan areas, has added to interest in the region for developers and those exploring relocation or expansion. The market areas are served by major transportation routes, Interstates 80, 88, 39, and 55, as well as rail, and the Illinois River waterway system.

The market areas incorporate diverse economic sectors including agriculture, transportation, industry, and mining, primarily high quality silica sand.  The sand deposits have encouraged extensive glass manufacturing in the area.  The various economies are generally expanding with development, both commercial and residential, attractive due to relatively inexpensive real estate costs and the proximity to the metropolitan urban and suburban concentrations in the Chicago, Naperville, and Joliet corridor.  The central location, transportation routes, and lack of congestion also make the area desirable for distribution and warehousing.  The Illinois River waterway provides preferable market opportunities and pricing for the agricultural sector.  The unusual geographic terrain and parklands have spurred tourism in the area, drawing in excess of 1 million visitors per year.

The Company opened a full service banking facility in 2005 in the city of Yorkville, Illinois. The Company also opened a loan production office in 2006 in the city of Minooka, Illinois. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

Thirteen loan officers have the authority to handle all lending activities of the Company.  Each lending officer has authority to approve extensions of credit up to their individual lending limit.  The Company has an Officers Loan Committee (consisting of Loan Officers, the Chief Lending Officer, and the President of the Bank) which approves loans of up to $1,000,000.  All loans between $1,000,000 and $2,000,000 are sent to the Director’s Loan Committee for approval.  The Director’s Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans; formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs. All loans in excess of $2,000,000 are reviewed and approved by the Board of Directors.  The Board of Directors also is responsible for directing and supervising the Director’s Loan Committee, policy review, and oversight of the loan and investment functions of the Company.  The Board of Directors also monitors the adequacy of the Company’s loan loss reserves.

Loan Portfolio Composition.  The Company’s gross loan portfolio, totaled $160.9 million at December 31, 2006, representing 64.3% of the Company’s total deposits at that date.  The Company’s loan portfolio at December 31, 2006 included $102.5 million for real estate purposes, $18.8 million for consumer purposes, and $39.6 million for commercial and agricultural purposes.

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

All table amounts throughout the Form 10-K are in thousands except share and per share data.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2006	2005	2004	2003	2002
Real estate loans	$102,516	$95,469	$74,225	$70,839	$46,622

Commercial and agricultural loans	39,610	33,686	28,341	24,197	33,950

Installment loans, net of unearned income	7,401	11,585	17,575	22,812	19,951

Home equity lines of credit	11,411	12,120	12,651	12,456	9,120

Total Loans	160,938	152,860	132,792	130,304	109,643

Allowance for loan losses	(1,463)	(1,344)	(1,174)	(1,049)	(1,167)

Loans, net	$159,475	$151,516	$131,618	$129,255	$108,476

Loans held for sale	$—	$—	$1,701	$1,644	$1,811

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2006 are summarized below:

	One Year	One to	Over
	or Less	Five Years	Five Years	Total
Commercial and agricultural	$12,987	$17,154	$9,469	$39,610

Construction	5,392	4,227	2,718	12,337

Total	$18,379	$21,381	$12,187	$51,947

At December 31, 2006, of the total loans that mature in more than one year, $65.9 million, or 60.1%, bear interest at fixed rates and $43.7 million, or 39.9%, bear interest at variable rates.

Consumer Loans.  The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile loans and recreational vehicle loans, on both a direct and indirect basis.  Consumer loans totaled approximately $18.8 million at December 31, 2006, or approximately 11.7% of the Company’s total loan portfolio.  Approximately 30.5% of the Company’s consumer loans were automobile loans, and of these loans, approximately 58.0% were made indirectly by the Company through automobile dealers.  At December 31, 2006, the Company had no consumer loans that were past due in excess of 90 days.

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

Commercial, Agricultural, and Real Estate Lending.

Commercial and Agricultural.  At December 31, 2006, the Company’s commercial and agricultural loans totaled $39.6 million, or approximately 24.6% of the total loan portfolio of the Company.  The majority of agricultural and commercial non-real estate loans are written for one to five years. These loans may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. Fixed rates are established by the Company’s management after considering the cost of funds to the Company as well as the rates of competing institutions.  The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal.  Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary from monthly, quarterly, semi-annually, and annually.  At December 31, 2006, the Company had two commercial non-real estate loans totaling $106,000 that were past due in excess of 90 days. There were no agricultural non-real estate loans at December 31, 2006 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

Real Estate Lending. The Company’s primary real estate lending consists of commercial loans with a small portion in residential and agricultural real estate loans.  Real estate loans at December 31, 2006 totaled approximately $102.5 million or approximately 63.7% of the Company’s total loan portfolio.  All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer.  A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted.  Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan.  Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher.  With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing.  Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan.  The Company’s fixed-rate loans with biweekly payments account for approximately 54.6% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25 year loans in approximately 18.9 years.  The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors.  These loans are underwritten to meet all Freddie Mac requirements.  The Company retains servicing rights on loans sold into the secondary market.  At December 31, 2006, mortgage loans serviced for the secondary market totaled approximately $30.3 million.

At December 31, 2006, the Company had three personal real estate mortgage loans totaling $156,000, and four commercial real estate loans totaling $405,000, past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

At December 31, 2006, the Company had 50 loans delinquent for 30 to 90 days in an aggregate principal amount of $895,000 and representing 0.6% of the total loan portfolio.  At December 31, 2006, the Company had nine loans totaling $667,000 delinquent for more than 90 days.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.  Interest on these loans is credited to income only when the collection of principal is reasonably assured and only to the extent interest payments are received.  If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status.  At December 31, 2006, there were three loans totaling $362,000 on nonaccrual status. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2006	2005	2004	2003	2002
Non-accrual loans	$362	$—	$161	$137	$364
Loans ninety days past due and still accruing interest	305	1337	727	293	757
Other real estate owned	118	88	—	—	204

Total nonperforming assets	$785	$1,425	$888	$430	$1,325

Nonperforming loans as a percentage of total loans	.49%	.88%	.66%	.33%	1.02%

Nonperforming assets as a percentage of total assets	.28	.51	.31	.15	.55

Nonperforming loans as a percentage of the allowance for loan losses	45.59	99.48	75.64	40.99	96.06

The effect of nonaccrual loans upon interest income is not deemed to be material by management.  Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection.  At December 31, 2006, there were other impaired loans with specific reserve allocations classified as problem loans that were not included above.  Management also maintains a report on loans requiring attention that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee.  The total of loans requiring attention as of December 31, 2006 was $7.9 million.

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

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans decreased by $670,000 in 2006 after increasing by $449,000 during 2005.  Management considered this information along with other portfolio trends when considering the adequacy of the allowance for loan losses at December 31, 2006. At December 31, 2006, the balance in the allowance for loan losses was $1.5 million, or .91% of gross loans outstanding.  Management has concluded that the allowance for loan losses is adequate at December 31, 2006. However, there can be no assurance that the allowance for loan losses is adequate to cover all losses.

The Company had two properties valued at $118,000, resulting from foreclosure, classified as other real estate owned at December 31, 2006. Other real estate is generally carried at the lower of cost or estimated market value.

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

Loan loss experience for the five years ended December 31, 2006 is summarized as follows:

	2006	2005	2004	2003	2002
Balance of the allowance for loan losses at beginning of year	$1,344	$1,174	$1,049	$1,167	$1,109
Charge-offs
Real Estate	2	—	63	66	46
Commercial	34	71	—	50	6
Installment	81	145	210	303	181
Total charge-offs	117	216	273	419	233

Recoveries
Real Estate	1	8	—	16	39
Commercial	9	16	4	57	63
Installment	46	62	94	108	69
Total recoveries	56	86	98	181	171
Net charge-offs	61	130	175	238	62
Provision	180	300	300	120	120

Balance at end of year	$1,463	$1,344	$1,174	$1,049	$1,167

Net charge-offs to average total loans	.04%	.09%	.13%	.21%	.06%
Allowance for loan losses to total loans at year-end	.91	.88	.87	.80	1.06

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate loans	$253	63.7%	$131	62.45%	$234	19.88%	$444	54.37%	$281	42.56%

Commercial and agricultural loans	633	24.6	613	22.04	519	44.24	209	18.57	307	30.94

Installment loans	97	11.7	141	15.51	185	15.79	242	27.06	236	26.50

Unallocated	480	N/A	459	N/A	236	N/A	154	N/A	343	N/A

Balance at end of year	$1,463	100.00%	$1,344	100.00%	$1,174	100.00%	$1,049	100.00%	$1,167	100.00%

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

Approximately $1.1 million of the United States government agency notes held at December 31, 2006 are callable at the option of the issuer, which present limited prepayment risk to the Company.

As of December 31, 2006, the Company had approximately $2.6 million invested in municipalities located within LaSalle County, Illinois.

The Company purchased $4.9 million of Index Powered Certificates of Deposit between 2002 and 2006. These deposits were placed with multiple issuers so that all of the principal deposited is insured through the FDIC. Income returns are not guaranteed for these instruments, however principal is guaranteed if held to maturity.

Securities Portfolio. The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2006.

		Weighted	One to	Weighted	Five	Weighted	Over	Weighted		Weighted
	One Year	Average	Five	Average	to Ten	Average	Ten	Average		Average
	or Less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
U.S. Treasury securities	$1,966	3.03%	$7,867	3.32%	$—	—%	$—	—%	$9,833	3.26%
U.S. Government agencies	9,050	3.06	25,590	3.66	—	—	—	—	34,640	3.50
States and political subdivisions	3,164	4.82	20,899	3.19	448	4.72	—	—	24,511	3.43
Mortgage-backed securities and collateralized obligations (1)	396	5.11	7,142	4.30	194	8.43	4	6.25	7,736	4.44
Corporate bonds	2,368	2.78	839	3.10	—	—	—	—	3,207	2.86
Equity securities	3,158	N/A	—	—	—	—	—	—	3,158	N/A

Total securities	$20,102	3.39%	$62,337	3.53%	$642	5.80%	$4	6.25%	$83,085	3.51%

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

The following shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2006			2005			2004
		Percent			Percent			Percent
	Average	of		Average	of		Average	of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Noninterest-bearing demand deposits	$30,173	11.8%	—%	$31,153	11.9%	—%	$29,815	11.0%	—%
Interest-bearing demand and money market accounts	93,042	36.5	2.19	98,826	37.7	1.39	107,136	39.5	1.17
Savings accounts	25,067	9.8	.52	27,083	10.3	.52	29,121	10.8	.59
Time deposits accounts	106,750	41.9	3.81	105,301	40.1	2.88	105,002	38.7	2.60

	$255,032	100.0%	2.80%	$262,363	100.0%	1.73%	$271,074	100.0%	1.53%

The distribution of the major components of deposits as of December 31, 2006 and 2005 is summarized in the balance sheets included in the 2006 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2006:

	Balance	Percentage
Maturity
Three months or less	$12,925	33.6%
Over three months to six months	8,165	21.2
Over six months to one year	3,942	10.2
Over one year	13,452	35.0

Total	$38,484	100.0%

Borrowings. The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Total borrowings decreased $12.7 million in 2006. This decrease was a result of a $12.7 million decrease in federal funds purchased. The Bank maintains physical control of all securities sold under repurchase agreements. There were no outstanding securities sold under agreements to repurchase during 2006. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006	2005	2004
Balance at December 31	$—	$—	$750
Weighted average interest rate during the year	—%	1.63%	1.63%
Weighted average interest rate at the end of the year	—%	—%	1.63%
Maximum month-end balance	$—	$750	$750
Average balance for the year	—	232	215

Trust. The Company’s trust department primarily services LaSalle County and surrounding counties.  At December 31, 2006, the trust department had 344 accounts under management, 168 of which were discretionary accounts.  The trust department provides a full complement of asset management services for personal trusts, estates, and agencies.  At December 31, 2006, the trust department had assets under management of approximately $76.0 million, of which $57.0 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services.  At December 31, 2006, the department managed 53 farms.  The department manages or directs approximately 5,947 acres of farmland in LaSalle County, Illinois and surrounding counties.

Competition. The Company has active competition in all product and service areas in which it presently engages.  The Company not only competes for commercial and individual deposits, loans, and trust business with other LaSalle, Grundy, and Kendall County, Illinois banks, but also with savings and loan associations, credit unions, and other financial service companies located in and around LaSalle, Grundy and Kendall County.  Many of these competitors may not be subject to the same regulatory restrictions as the Company. There are approximately 16 commercial banks and six savings institutions with offices in LaSalle County, ten commercial banks and three savings institutions in Grundy County, and 12 commercial banks in Kendall County.  The principal methods of competition in the banking and financial services industry are quality of services to the customer; ease of access to services; and pricing of services, including interest rates paid on deposits, interest rates charged on borrowings, and fees charged for fiduciary services. The financial services industry is also likely to become more competitive as further technological  advances enable more companies to provide financial services.

Employees.  As of December 31, 2006, the Company had 96 employees, consisting of 82 full-time employees and 14 part-time employees.  None of the employees are subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases. During 2006 and 2005, the Company repurchased 300 and 1,260 shares of its common stock for aggregate purchase prices of $22,000 and $89,000, respectively.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the ”DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”), and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution’s risk-classification is determined by the FDIC.

For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996, and paid an FDIC-insurance assessment prior to that date (“eligible institutions”), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution’s assessment credit will be equal to the institution’s pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution’s assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or 2010. The FDIC will track the amount of an institution’s assessment credit and automatically apply it to the institution’s premium assessment to the maximum extent permitted by federal law.

FICO Assessments.     The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2006, the Bank paid supervisory assessments to the OCC totaling $86,000.

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

As of December 31, 2006: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006.  As of December 31, 2006, approximately $351,000 was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to the directors and officers of the Company, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million.  The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Item 1.A.   Risk Factors

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

Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower.  Any of these results could have a material adverse effect on our ability to grow and remain profitable.  If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted.  If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities.  Additionally, many of our competitors are much larger in total assets and capitalization, and therefore have greater access to capital markets and larger lending limits and offer a broader range of financial services than we can offer.

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

The majority of the Bank’s loan portfolio is invested in commercial real estate, residential real estate, general commercial, agricultural, and consumer lending.  We may assume greater lending risks than financial institutions that have a lesser concentration of such loans.  Our lending activity and the risks commonly associated with such lending, including the risk of non-payment, are further described in the “Business” section included under Item 1 of Part I of this Form 10-K.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for credit losses in consultation with management and maintain it at a level considered adequate by management to absorb credit losses that are inherent in the portfolio.  The amount of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2006, our allowance for credit losses as a percentage of total loans was .91% and as a percentage of total non-performing loans was approximately 219.3%.  Although management believes that the allowance for credit losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict credit losses with certainty, and we cannot assure you that our allowance for credit losses will prove sufficient to cover actual credit losses in the future.  Credit losses in excess of our reserves may adversely affect our business, financial condition and results of operations.  Additional information regarding our allowance for credit losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the OCC and the FDIC.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price shareholders paid for them.

The trading in our common shares has less liquidity than many other companies quoted on the national securities exchanges or markets.  A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot assure you that volume of trading in our common shares will increase in the future.

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

Item 1.B.

None

Item 2.        Properties.

The Company’s main office is located at 701-705 LaSalle Street, Ottawa, Illinois.  The building is comprised of approximately 15,000 square feet.  The main office building is a two-story structure constructed principally of masonry which was opened in 1865.  The Company also operates eight branch office facilities. A limited service branch, which contains eight drive-in lanes, is located at 300 West Madison Street, Ottawa, Illinois, a loan production office located at 426 Mondamin Street, Unit 1, Minooka, Illinois, and six full-service branches are located at 601 State Street, Ottawa, Illinois; 2771 North Columbus Street, Ottawa, Illinois; 1771 North Division Street, Morris, Illinois; 2324 North Bloomington Street, Streator, Illinois; 401 East Main Street, Streator, Illinois; and 1459 Cannonball Trail, Yorkville, Illinois. The main banking office and branch offices are owned by the Company in fee and are unencumbered. The loan production office space is leased for a three year term with renewal options for years four and five.

Item 3.        Legal Proceedings.

The Company is from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. The Company is not engaged in any legal proceedings of a material nature at the present time.

Item 4.        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.                       Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

See page 43 of the 2006 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) which is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2006 through December 31, 2006	300	$71.27	0	0
Total	300	$71.27	0	0

Item 6.        Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” on page 1 of the 2006 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 12 of the 2006 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 13 of the 2006 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

The consolidated financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm as set forth on pages 17 through 42 of the 2006 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

The portions of the 2006 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

Item 9B.     Other Information

None

PART III

Item 10.     Directors and Executive Officers and Corporate Governance

The information set forth under the captions “Information Regarding Nominees and Executive Officers”, “Corporate Governance and the Board of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” of the Registrant’s Proxy Statement, relating to the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.     Executive Compensation

The information set forth under the caption “Executive Compensation” of the Registrant’s Proxy Statement, relating to the 2007 Annual Meeting of Stockholders is incorporated herein by reference, except for the “Stockholder’s Performance Table” and the “Board Compensation Committee’s Report on Compensation,” which are not hereby incorporated.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Registrant’s Proxy Statement, relating to the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

 Equity Compensation Plan Information

 The table below sets forth the following information as of December 31, 2006 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	30,690	$67.22	118,500
Equity compensation plans not approved by security holders	0	0	0
Total	30,690	$67.22	118,500

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” of the Registrant’s Proxy Statement, relating to the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information set forth under the caption “Independent Public Accountants” of the Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.		Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.
	2.	Financial Statement Schedules
Not applicable.
	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The following exhibits are filed as part of this report:
		3 (i)	Certificate of Incorporation of First Ottawa Bancshares, Inc.
		3 (ii)	By-Laws of First Ottawa Bancshares, Inc.
		10.1	Employment Agreement for J. Brown*
		10.2	Executive Officer Bonus Plan*
		10.3	Employment Agreements for Executive Officers*
		10.4	Stock Incentive Plan
		10.5	Summary of Director Fees
		10.6	Form of Supplemental Nonqualified Retirement Agreement
		13.1	2006 Annual Report to Stockholders
		21.1	Subsidiaries
		23.1	Consent of BKD LLP
		31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:           March 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joachim Brown	Director and President/	March 25, 2007
Joachim Brown	Chief Executive Officer
/s/ Bradley J. Armstrong	Director	March 25, 2007
Bradley J. Armstrong
/s/ John L. Cantlin	Director	March 25, 2007
John L. Cantlin
/s/ Patty P. Godfrey	Director	March 25, 2007
Patty P. Godfrey
/s/ Thomas E. Haeberle	Director	March 25, 2007
Thomas E. Haeberle
/s/ Donald J. Harris	Director and Executive	March 25, 2007
Donald J. Harris	Vice President, Chief Operating Officer

/s/ Thomas P. Rooney	Director	March 25, 2007
Thomas P. Rooney
/s/ William J. Walsh	Director	March 25, 2007
William J. Walsh

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)	Form 10K for the year ended 12/31/2002
3(ii)	By-Laws of First Ottawa Bancshares, Inc.	Form 10K for the year ended 12/31/2003
10.1	Employment Agreement for J. Brown	Form 10K for the year ended 12/31/2002
10.2	Executive Officer Bonus Plan	Form 10K for the year ended 12/31/2002
10.3	Employment Agreements for Executive Officers	Form 8K dated 6/10/05
10.4	Stock Incentive Plan	Form S-8 dated 8/1/03
10.5	Summary of Director Fees	Form 10K for the year ended 12/31/2004
10.6	Form of Supplemental Nonqualified Retirement Agreement	Form 10K for the year ended 12/31/2004
13.1	2006 Annual Report to Stockholders		X
21.1	Subsidiaries		X
23.1	Consent of BKD LLP		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X