Form 10-Q
period 2007-03-31
FIRST OTTAWA BANCSHARES INC
filed 2007-05-11
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 11, 2007, the Registrant had outstanding 648,670 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,354	$10,644
Certificates of deposit	6,040	6,135
Securities available-for-sale	80,432	83,085
Loans, less allowance for loan losses of $1,510 and $1,463	156,937	159,475
Premises and equipment, net	7,651	7,753
Interest receivable and other assets	9,707	10,961

Total assets	$269,121	$278,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand — non-interest-bearing	$33,307	$29,954
NOW accounts	57,092	53,864
Money market accounts	38,458	38,266
Savings	24,881	24,062
Time, $100,000 and over	27,473	38,484
Other time	57,679	65,711
Total deposits	238,890	250,341

Federal funds purchased	3,500	—
Interest payable and other liabilities	2,623	4,203
Total liabilities	245,013	254,544

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 750,621 issued	751	750
Additional paid-in capital	4,125	4,103
Retained earnings	26,143	25,644
Treasury stock, at cost, 101,451 shares and 100,951 shares	(5,805)	(5,767)
Accumulated other comprehensive loss	(1,106)	(1,221)
Total shareholders’ equity	24,108	23,509

Total liabilities and shareholders’ equity	$269,121	$278,053

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2007 and 2006

(In thousands, except share and per share data)

(Unaudited)

	2007	2006
Interest income
Loans	$2,848	$2,652
Securities
Taxable	530	584
Exempt from federal income tax	213	232
Certificates of deposit	38	88
Federal funds sold	18	2
Total interest income	3,647	3,558

Interest expense
NOW account deposits	235	188
Money market deposit accounts	353	178
Savings deposits	31	32
Time deposits	963	941
Federal funds purchased	26	71
Total interest expense	1,608	1,410

NET INTEREST INCOME	2,039	2,148
Provision for loan losses	45	45

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	1,994	2,103

Non-interest income
Service charges on deposit accounts	240	242
Trust and farm management fee income	135	135
Gain on loan sales	7	—
Securities losses	—	(13)
Other income	255	291
Total non-interest income	637	655

Non-interest expense
Salaries and employee benefits	1,153	1,172
Occupancy and equipment expense	316	313
Data processing expense	91	91
Supplies	37	50
Professional fees	93	96
Amortization of core deposit intangible	51	64
Other expenses	255	285
Total non-interest expenses	1,996	2,070

INCOME BEFORE INCOME TAXES	635	688

Provision for income taxes	136	168

NET INCOME	$499	$520

Earnings per share — basic	$0.77	$0.80
Earnings per share — diluted	$0.77	$0.80

Average shares outstanding	649,488	649,349

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2007 and 2006

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at January 1, 2007	$750	$4,103	$25,644	$(5,767)	$(1,221)	$23,509

Net income	—	—	499	—	—	499

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	115	115

Comprehensive income	—	—	—	—	—	614

Stock options exercised	1	10	—	—	—	11

Stock options vested	—	12	—	—	—	12

Purchase 500 treasury shares	—	—	—	(38)	—	(38)

Balance at March 31, 2007	$751	$4,125	$26,143	$(5,805)	$(1,106)	$24,108

Balance at January 1, 2006	$750	$4,039	$25,258	$(5,745)	$(1,444)	$22,858

Net income	—	—	520	—	—	520

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(208)	(208)

Comprehensive income						312

Stock options vested	—	4	—	—	—	4

Balance at March 31, 2006	$750	$4,043	$25,778	$(5,745)	$(1,652)	$23,044

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$499	$520
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	45	45
Depreciation and amortization	174	191
Premium amortization on securities, net	114	100
Derivative valuation adjustment	(5)	(133)
Loans originated for sale	(298)	(616)
Proceeds from the sale of loans	305	—
Gain on loan sales	(7)	—
Losses on sales of securities	—	13
Vested stock options	12	4
Change in interest receivable and other assets	1,140	293
Change in interest payable and other liabilities	(280)	47
Net cash from operating activities	1,699	464

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	—	4,247
Proceeds from maturities and calls of securities	2,934	1,270
Purchases of securities available-for-sale	(221)	(1,770)
Proceeds from maturities of certificates of deposit	100	2,192
Net change in loans receivable	2,493	(5,093)
Property and equipment expenditures	(17)	(16)
Net cash from investing activities	5,289	830

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(11,451)	9,049
Change in federal funds purchased	3,500	(9,500)
Proceeds from options exercised	11	—
Purchases of treasury shares	(38)	—
Dividends paid	(1,300)	(1,299)
Net cash used in financing activities	(9,278)	(1,750)

Change in cash and due from banks	(2,290)	(456)

Cash and due from banks at beginning of period	10,644	6,857

CASH AND DUE FROM BANKS AT END OF PERIOD	$8,354	$10,644

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2007 and 2006

NOTE 1 — BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in First Ottawa Bancshares, Inc.’s (the Company) annual report on Form 10-K for 2006 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

 The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 — EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income (in thousands)	$499	$520
Weighted average shares outstanding	649,488	649,349
Effect of dilutive securities:
Stock options	763	2,526
Shares used to compute diluted earnings per share	650,251	651,875

Earnings per share:

Basic	$0.77	$0.80
Diluted	0.77	0.80

NOTE 3 — CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$23,225	12.6%	$22,668	12.0%
Tier I capital (to risk-weighted assets)	21,715	11.8%	21,205	11.2%
Tier I capital (to average assets)	21,715	8.1%	21,205	7.5%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At March 31, 2007, the Company had $1.7 million of certificates of deposit, which mature in the years 2007 through 2012 in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.7% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in other expense.

In addition to the above, the Company also purchased $4.8 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2007 through 2010.  The investments do not individually exceed $100,000 and are secured by the FDIC.

The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At March 31, 2007, the Bank had allocated $1.4 million to this asset, and recorded valuation income of $29,000 for the current year.

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

On September 6, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements.  The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non-financial assets and liabilities.  The Statement clarifies the definition of fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value.  It also provides further guidance on the valuation techniques to be used in estimating fair value.  Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement.  The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets.   The Statement is effective for all financial statements issued for fiscal years beginning after November 15th, 2007 as well as for interim periods within such fiscal years.  The Company is currently evaluating the impact of this Statement on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases.  This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15th, 2007.  The Company is currently evaluating the impact of this Statement on its financial statements.

NOTE 6 — CHANGE IN ACCOUNTING PRINCIPLE

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Illinois jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

Overview

First Ottawa Bancshares, Inc. is the holding company for First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator, a branch in Yorkville, a branch in Morris, and a loan production office in Minooka, Illinois. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

The Company’s net income for the three months ended March 31, 2007, was $499,000, or $.77 per common share, compared to net income of $520,000, or $.80 per common share for the three months ended March 31, 2006.  The decrease in net income was due primarily to an decrease in  net-interest income. This decrease in net- interest income was partially offset by a decrease in non-interest expense.

The Company’s assets at March 31, 2007 were $269.1 million contrasted to $278.1 million at December 31, 2006, a decrease of $8.9 million, or 3.2%.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Stock Compensation- Grants under the Company’s  stock incentive plan are accounted for under the provisions of Statement of  Financial Accounting Standards (SFAS) No. 123 (R), as revised, applying the fair value method and the use of an option pricing model to estimate the value of the options granted. The stock options are granted with an exercise price equal to the market price at the date of grant. Resulting compensation expense under  the stock options is measured and recorded based on the estimated value of the options.

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2007 were $269.1 million contrasted to $278.1 million at December 31, 2006, a decrease of $8.9 million, or 3.2%.  This decrease in total assets was the result of a decrease in cash and cash equivalents, securities available for sale and loans. In addition, the Company experienced modest decreases in certificates of deposits at other financial institutions, bank premises and other assets..  The $2.2 million decrease in cash and cash equivalents, the $2.7 million decrease in securities, and the $2.5 million decrease in loans was used to offset the $11.5 million decrease in deposits.

Total liabilities at March 31, 2007 were $245.0 million compared to $254.5 million at December 31, 2006, a decrease of $9.5 million, or 3.7%. This decrease in total liabilities was primarily the  result of decreases in time deposits of $19.0 million and a $1.5 million decrease in other liabilities. The decrease in other liabilities was primarily due to the payment of dividends in the first quarter. The reduction in time deposits was a result of an $11.0 million decrease in time deposits over $100,000 and an $8.0 million decrease in other time deposits. These decreases were the result of management’s effort to control interest expenses associated with volatile funding sources. The decreases were partially offset by increases in non-interest bearing demand accounts of $3.4 million, NOW accounts of $3.2 million, and federal funds purchased of $3.5 million.

Total shareholder’s equity was $24.1 million at March 31, 2007 compared to $23.5 million at December 31, 2006.  This increase was the result of $499,000 of additional retained earnings from net income for the quarter ended March 31, 2007 and an increase of $115,000, net of tax, in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2007 was $499,000, or $0.77 per share, a 4.0% decrease compared to $520,000, or $0.80 per share, in the first quarter of 2006.  The decrease in net income for the quarter was primarily the result of a decrease in net-interest income of $109,000 and a nominal decrease in non-interest income of $18,000. These decreases in income were offset with a decrease in non-interest expense of $74,000 compared to 2006 results. In addition, the provision for income taxes increased by $32,000 in 2007 as compared to 2006.

The annualized return on average assets was 0.72% in the first quarter of 2007 compared to 0.74% in the first quarter of 2006.   The annualized return on average equity decreased to 7.99% in the first quarter of 2007 from 8.47% in the first quarter of 2006.

NET INTEREST INCOME

Net interest income was $2.0 million for the three months ended March 31, 2007 compared to $2.1 million in 2006, a 5.1% decrease.  Total interest income increased $89,000 to $3.6 million for the three months ended March 31, 2007 compared to the same period in 2006.  This increase was primarily the result of an increase in loan income of $196,000. Increased loan income was a result of an increasing rate environment throughout 2006 and continuing into 2007. This increase was partially offset by the reduction in securities income of $73,000 to $743,000 in 2007.  In addition, income on certificates of deposit held for investment decreased by $50,000 to $38,000 in 2007. Decreased securities income and certificates of deposit income was attributable to decreases in principal balances compared to 2006.

The Company’s net interest margin was 3.51% for the three months ended March 31, 2007 compared to 3.57% a year earlier.  The yield on average earning assets increased to 6.13% for the three months ended March 31, 2007 from 5.81% for the same period ended March 31, 2006, a 32 basis point increase.  This increase was offset by an even larger increase in the cost of funds to 2.62% from 2.24% paid for the same period ended March 31, 2006, a 38 basis point increase. This increase in the cost of funds was a result of liabilities repricing more quickly than assets and the current market for deposits has become more rate sensitive as interest rates continue to increase.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $45,000 in the first quarter of 2007 and 2006. As of March 31, 2007, the allowance for loan losses totaled $1.5 million, or 0.95% of total loans, which has increased from 0.91% as of December 31, 2006.  Nonaccrual loans decreased from $362,000 at December 31, 2006 to $360,000 at March 31, 2007. Nonperforming loans, including nonaccrual loans, increased $480,000 to $1.1 million over the same period. Management feels that these nonperforming loans are well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the developing economy for the remainder of 2007. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at March 31, 2007 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $637,000 for the three months ended March 31, 2007 compared to $655,000 for the same period in 2006, a decrease of $18,000 or 2.8%. The decrease in non-interest income was primarily due to a $36,000 decrease in other non-interest income resulting from the market valuation of derivatives related to investment certificates of deposit. Derivatives income related to indexed certificates of deposit was $29,000 in the first quarter 2007 compared to $70,000 for the same period in 2006. Other components of non-interest income for the three months ended March 31, 2007, experienced nominal fluctuations compared to the same period in 2006.

NON-INTEREST EXPENSE

The Company’s non-interest expense decreased to $2.0 million for the three months ended March 31, 2007 compared to $2.1 million for the same period in 2006, a decrease of $74,000 or 3.6%.  Salaries and benefits, the largest component of non-interest expense, decreased $19,000, or 1.6%, to $1.2 million due to a slight reduction in staff.  Modest decreases in supplies expense of $13,000, amortization of core deposit intangible expense of $13,000, and other expenses of $30,000 were partially offset by an increase in occupancy and equipment expense of $3,000. Amortization is related to the core deposit intangible resulting from the purchase of our two Streator branches in 2003. In addition, income tax expense decreased $32,000 to $136,000 in 2007 compared to the same period in 2006.

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

Liquidity management is both a daily and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of  (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations. The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At March 31, 2007, cash and short-term investments totaled $15.7 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall and Ilsley Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2007:

		Less Than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Federal funds purchased	$3,500	$3,500	$—	$—	$—
Data processing contract payable	1,465	223	445	445	352
Lines of credit(1)	17,775	11,334	4,420	180	1,841
Standby letters of credit(1)	589	589	—	—	—
	$23,329	$15,646	$4,865	$625	$2,193

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

QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis.  Net income analysis measures the change in net income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates.  The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at March 31, 2007 and March 31, 2006

	2007 Net Income
	Amount	Change	Change
	(Dollars in Thousands)
+200 bp	$2,652	$27	1.0%
Base	2,625	—	—
-200 bp	2,639	14	0.6%

	2006 Net Income
	Amount	Change	Change
	(Dollars in Thousands)
+200 bp	$2,252	$(73)	(3.1)%
Base	2,325	—	—
-200 bp	2,339	14	0.6%

As shown above, at March 31, 2007 the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net income by 1.0% or approximately $27,000.  The effect of an immediate 200 basis point decrease in rates would increase the Company’s net income by .6% or approximately $14,000. Net income sensitivity in a rising rate environment has decreased since March 31, 2006. The Company’s exposure to a volatile rate environment is within tolerable limits.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2007.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting or disclosure controls.

PART II

ITEM 1.          LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1.A.     RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2006 Annual Report on Form 10-K.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	0	0	0	0
February 1 2007 through February 28, 2007	0	0	0	0
March 1, 2007 through March 31, 2007	500	$75.78	0	0
Total	500	$75.78	0	0

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/s/ Joachim J. Brown
Date: May 11, 2007	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Vincent G Easi
Date: May 11, 2007	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)