Form 10-Q
period 2007-06-30
FIRST OTTAWA BANCSHARES INC
filed 2007-08-13
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: As of August 11, 2007, the Registrant had outstanding 648,899 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

Item 1.	Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$22,486	$10,644
Certificates of deposit	5,873	6,135
Securities available-for-sale	75,434	83,085
Loans, less allowance for loan losses of $1,514 and $1,463	161,134	159,475
Bank premises and equipment, net	7,604	7,753
Interest receivable and other assets	10,070	10,961

Total assets	$282,601	$278,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand—non-interest-bearing	$32,347	$29,954
NOW accounts	63,536	53,864
Money market accounts	52,271	38,266
Savings	24,083	24,062
Time, $100,000 and over	26,108	38,484
Other time	57,275	65,711
Total deposits	255,620	250,341

Interest payable and other liabilities	3,070	4,203
Total liabilities	258,690	254,544

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock—$1 par value, 20,000 shares
Authorized; none issued	—	—
Common stock—$1 par value, 751,371 shares authorized and issued	751	750
Additional paid-in capital	4,190	4,103
Retained earnings	26,078	25,644
Treasury stock, at cost, 102,472 shares and 100,951 shares	(5,883)	(5,767)
Accumulated other comprehensive loss	(1,225)	(1,221)
Total shareholders’ equity	23,911	23,509

Total liabilities and shareholders’ equity	$282,601	$278,053

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans (including fee income)	$3,034	$2,768	$5,882	$5,420
Securities
Taxable	497	552	1,027	1,136
Exempt from federal income tax	211	236	424	468
Certificates of deposit	38	67	76	155
Federal funds sold	12	6	30	8
Total interest income	3,792	3,629	7,439	7,187

Interest expense
NOW account deposits	251	184	486	372
Money market deposit accounts	321	206	674	384
Savings deposits	32	33	63	65
Time deposits	873	997	1,836	1,938
Federal funds purchased	74	50	100	121
Total interest expense	1,551	1,470	3,159	2,880

NET INTEREST INCOME	2,241	2,159	4,280	4,307
Provision for loan losses	45	45	90	90
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,196	2,114	4,190	4,217
Noninterest income
Service charges on deposit accounts	252	225	492	467
Trust and farm management fee income	135	135	270	270
Gain on loan sales	15	8	22	8
Gain (loss) on investment sales	—	—	—	(13)
Other income	207	167	462	458
Total noninterest income	609	535	1,246	1,190

Noninterest expenses
Salaries and employee benefits	1165	1,158	2,318	2,330
Occupancy and equipment expense	314	313	630	626
Data processing expense	97	101	188	192
Supplies	29	38	66	88
Professional fees	152	117	245	212
Amortization of core deposit intangible	51	64	102	128
Other expenses	251	304	506	589
Total noninterest expenses	2,059	2,095	4,055	4,165

INCOME BEFORE INCOME TAXES	746	554	1,381	1,242

Provision for income taxes	162	118	298	286

NET INCOME	$584	$436	$1,083	$956

Earnings per share-basic	$0.90	$0.67	$1.67	$1.47
Earnings per share-diluted	$0.90	$0.67	$1.67	$1.47
Dividends per share	$1.00	$1.00	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months ended June 30, 2007 and 2006
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2007	$750	$4,103	$25,644	$(5,767)	$(1,221)	$23,509

Net income	—	—	1,083	—	—	1,083

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(4)	(4)

Comprehensive income	—	—	—	—	—	1,079

Cash dividends declared ($1 per share)	—	—	(649)	—	—	(649)

Stock options vested	—	36	—	—	—	36

Stock options exercised	1	51	—	—	—	52

Purchased 1,521 treasury shares	—	—	—	(116)	—	(116)

Balance at June 30, 2007	$751	$4,190	$26,078	$(5,883)	$(1,225)	$23,911

Balance at January 1, 2006	$750	$4,039	$25,258	$(5,745)	$(1,444)	$22,858

Net income	—	—	956	—	—	956

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(626)	(626)

Comprehensive income						330

Cash dividends declared ($1 per share)	—	—	(650)	—	—	(650)

Stock options vested	—	15	—	—	—	15

Stock options exercised	—	26	—	—	—	26

Balance at June 30, 2006	$750	$4,080	$25,564	$(5,745)	$(2,070)	$22,579

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,083	$956
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	90	90
Depreciation and amortization	354	381
Premium amortization on securities, net	208	197
Derivative valuation adjustment	(89)	(53)
Loans originated for sale	(924)	(1,049)
Proceeds from the sale of loans	946	441
Gain on loan sales	(22)	(8)
(Gain) loss on sales of securities	—	13
Vested stock options	36	15
Change in interest receivable and other assets	784	(587)
Change in interest payable and other liabilities	(482)	836
Net cash from operating activities	1,984	1,217

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	—	4,247
Proceeds from maturities of securities	7,657	2,007
Purchases of securities available-for-sale	(221)	(1,770)
Proceeds from maturities of certificates of deposit	450	4,684
Purchases of certificates of deposit	(99)	—
Net change in loans receivable	(1,749)	(3,944)
Proceeds from sale of other real estate owned	—	78
Net property and equipment expenditures	(95)	(37)
Net cash from investing activities	5,943	5,265

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	5,279	22,894
Change in federal funds purchased	—	(12,700)
Purchase of treasury shares	(116)	—
Proceeds from exercised options	52	26
Dividends paid	(1,300)	(1,299)
Net cash from financing activities	3,915	8,936

Change in cash and cash equivalents	11,842	15,418

Cash and cash equivalents at beginning of period	10,644	6,857

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,486	$22,275

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2007 and 2006

NOTE 1—BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2006 filed with the U.S. Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2—EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (in thousands)	$584	$436	$1,083	$956
Weighted Average Shares outstanding	649,030	649,533	649,258	649,441
Effect of dilutive securities:
Stock options	1,058	2,516	911	2,516
Shares used to compute diluted earnings per share	650,088	652,049	650,169	651,957

Earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic	$0.90	$0.67	$1.67	$1.47
Diluted	0.90	0.67	1.67	1.47

NOTE 3—CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	June 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$23,208	12.4%	$22,668	12.0%
Tier I capital (to risk-weighted assets)	21,694	11.6%	21,205	11.2%
Tier I capital (to average assets)	21,694	8.2%	21,205	7.5%

At June 30, 2007, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4—DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit. In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product. At June 30, 2007, the Company had $1.3 million of certificates of deposit, which mature in 2007 through 2012, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.49% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index. This interest received from the Federal Home Loan Bank will be paid to the customer. The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $4.4 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet. These investments mature in 2007 through 2011. The investments individually do not exceed $100,000 and are secured by the FDIC. The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index. The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income. At June 30, 2007, the Bank had allocated $1.4 million to this asset and recorded valuation income of $135,000 for the current year.

NOTE 5—RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15th, 2007. The Company is currently evaluating the impact of this Statement on its financial statements.

NOTE 6—CHANGE IN ACCOUNTING PRINCIPLE

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Illinois jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

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

The Company’s net income for the six months ended June 30, 2007, was $1.1 million, or $1.67 per common share, compared to net income of $956,000, or $1.47 per common share for the six months ended June 30, 2006. The increase in net income was due primarily to an increase in non-interest income and a decrease in non-interest expense.

The Company’s assets at June 30, 2007 were $282.6 million contrasted to $278.1 million at December 31, 2006, an increase of $4.5 million, or 1.6%.

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

Allowance for Credit Losses—The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Mortgage Servicing Rights—Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Derivatives—As a part of the Company’s funding strategy, derivative financial instruments, all of which are interest rate swap arrangements, are used to reduce exposure to changes in interest rates for certain financial instruments. These derivatives are accounted for by recognizing the fair value of the contracts on the balance sheet. The valuation of these derivatives is considered critical because carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for the interest rate swaps and related deposit products are provided by third parties.

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

Stock Compensation—Grants under the Company’s stock incentive plan are accounted for under the provisions of Statement of Accounting Standards (SFAS) No. 123(R), applying the fair value method and the use of an option pricing model to estimate the value of the options granted. The stock options are granted with an exercise price equal to the market price at the date of grant. Resulting compensation expense, relating to the stock options is measured and recorded based on the estimated value of the options.

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2007 were $282.6 million contrasted to $278.1 million at December 31, 2006, an increase of $4.5 million, or 1.6%. This increase was the result of an increase in cash and cash equivalents, federal funds sold, and loans. These increases were partially offset by decreases in certificates of deposits at other financial institutions, securities available for sale, and interest receivable and other assets. Proceeds from maturing certificates of deposits at other financial institutions and available for sale securities were used to fund loan growth of $1.7 million. Cash and cash equivalents increased as a result of a $2.4 million increase in federal funds sold and a $9.5 million increase in cash and due from banks. This increase was funded through deposit growth from local municipalities as a result of real estate tax collections. Other assets decreased by $891,000, due to a reclassification of installment contracts out of other assets and into loans.

Total liabilities at June 30, 2007 were $258.7 million compared to $254.5 million at December 31, 2006, an increase of $4.1 million, or 1.6%. This increase was primarily the result of an increase in NOW and money market accounts holding public funds. Deposits increased by $5.3 million, from $250.3 million at December 31, 2006, to $255.6 million at June 30, 2007, primarily due to increases in short term deposits of a local municipality and county funds resulting from real estate tax payments. Other liabilities decreased by $1.1 million due to the reduction of dividends payable at year end 2006 .

Total equity increased to $23.9 million at June 30, 2007 compared to $23.5 million at December 31, 2006. This increase was due primarily to an increase in net income of $1.1 million for the period ended June 30, 2006. Net income was offset by dividends in the amount of $649,000, payable to shareholders in July 2007 that were declared in June 2007.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2007 was $584,000, or $0.90 per share, a 33.9% increase compared to $436,000, or $0.67 per share, in the second quarter of 2006. The increase in net income for the quarter was primarily the result of an increase in net interest income of $82,000, an increase in non-interest income of $74,000, and a decrease in non-interest expense of $36,000. The increase in income before taxes also resulted in an increase in the income tax provision of $44,000.

During the six months ended June 30, 2007, net income was $1.1 million, or $1.67 per share, compared to $956,000, or $1.47 per share during the first six months of 2006. This 13.3% increase in net income for the six month period was primarily due to an increase in non-interest income of $56,000, and a decrease in non interest expense of $110,000, which were partially offset by a decrease in net-interest income of $27,000, or .6%. The increase in the Company’s pretax income also resulted in an increase in the tax provision of $12,000.

The annualized return on average assets was 0.78% for the six months ended June 30, 2007, compared to 0.67% in 2006. The annualized return on average equity increased to 9.0% for the six months ended June 30, 2007, from 8.7% in 2006.

NET INTEREST INCOME

Net interest income increased by 3.8% to $2.2 million for the three months ended June 30, 2007 as compared to 2006. Total interest income increased to $3.8 million for the three months ended June 30, 2007, compared to $3.6 million for the three months ended June 30, 2006. This change was primarily the result of an increase in interest income from loans to $3.0 million for the three months ended June 30, 2007 from $2.8 million for the same period a year earlier. This increase was the result of loan growth and loan repricing during the first half of 2007. In addition, a decrease in interest income from investment certificates of deposits of $29,000 and a decline in interest income from securities of $80,000 compared to prior year resulted in a change of $163,000 in total interest income. Interest expense increased to $1.6 million for the three months ended June 30, 2007 from $1.5 million for the same period ended June 30, 2006, a 5.5% increase.

Net interest income for the six months ended June 30, 2007 and 2006 was $4.3 million for both periods. The slight decrease in 2007 was primarily the result of a $279,000 increase in interest expense which was partially offset by a $252,000 increase in interest income compared to prior year. The Company’s net interest margin was 3.56% for the six months ended June 30, 2007 and 3.58% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $4.4 million for the six months ending June 30, 2007 and $4.6 million for the same period in 2006. The tax equivalent yield on average earning assets of $246.4 million in 2007 and $254.8 million for the same period in 2006, increased to 6.15% for the six months ended June 30, 2007 from 5.86% for the same period ended June 30, 2006, an increase of 29 basis points. This increase was offset by a corresponding increase in the cost of funds to 3.00% from 2.28% paid for the same period ended June 30, 2006, a 72 basis point increase. These increases were a result of ongoing repricing of assets and liabilities as they matured in the rising rate environment in late 2006 and during the first six months of 2007.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $45,000 during the second quarter of 2007 and 2006. Year to date provision for loan loss was $90,000 in 2007 and 2006. As of June 30, 2007, the allowance for loan losses totaled $1.5 million, or .93% of total loans, which increased from .91% as of December 31, 2006. Nonaccrual loans decreased from $362,000 at December 31, 2006 to $284,000 at June 30, 2007. Nonperforming loans, including nonaccrual loans, increased $1.2 million to $1.9 million over the same period. Management feels that the Bank is well collateralized on the nonperforming loans, which significantly reduces the Company’s exposure to losses on the credits.

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

Management has concluded that the allowance for loan losses is adequate at June 30, 2007. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $609,000 for the three months ended June 30, 2007 compared to $535,000 for the same period in 2006, an increase of $74,000, or 13.8%. The increase in non-interest income was primarily due to increases in service charges on deposit accounts of $27,000, and other income of $40,000. The increase in deposit service charges was a result of increased overdraft charges compared to the prior year. Other income increased due to market value adjustments associated with the derivative portion of Certificates of Deposits held for investment purposes.

For the six months ended June 30, 2007, non-interest income increased by 4.7%, or $56,000, to $1.2 million. Service charges on deposit accounts increased by $25,000, or 5.4%, due to higher overdraft volume. Gains on loan sales to the secondary market increased $14,000 due to increased origination and refinancing volume. Other income increased $4,000 due to market value adjustments associated with the derivative portion of Certificates of Deposits held for investment purposes and other income associated with bank owned life insurance policies. These increases were offset by decreased loan late fees compared to the prior year.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.1 million for the three months ended June 30, 2007 and 2006. Non-interest expense decreased by $36,000 for the three months ended June 30, 2007, compared to 2006. Salaries and benefits, the largest component of non-interest expense, increased $7,000, or 0.6%, to $1.2 million. Decreases in data expense of $4,000, amortization of core deposit intangible of $13,000, supplies expense of $9,000, and other expense of $53,000 were offset by an increase in professional fees of $35,000.

For the six months ended June 30, 2007, non-interest expense decreased $110,000 to $4.1 million, or —2.6%, compared to the year earlier period. Salaries and benefits decreased $12,000, or —0.5%, to $2.3 million. Decreases in data processing expense of $4,000, amortization of the core deposit intangible of $26,000, supplies of $22,000, and other expense of $83,000 were partially offset by increased professional fees of $33,000, and occupancy expense of $4,000. Other expense was reduced due to decreased collection expenses, decreased insurance expense, and decreased miscellaneous expenses.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year. At June 30, 2007, cash and short-term investments totaled $24.2 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2007:

		Less Than
	Total	1 Year	1–3 Years	4–5 Years	After 5 Years
Lines of credit(1)	$18,994	$9,100	$6,958	$368	$2,568
Data processing contract payable	1,410	223	445	445	297
Standby letters of credit(1)	6	6	—	—	—
	$20,410	$9,329	$7,403	$813	$2,865

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:                                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis. Net income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at June 30, 2007 and June 30, 2006.

	2007 Net Income
	Amount	Change	Change
	(Dollars in Thousands)
+200 bp	$2,687	$28	1.03%
Base	2,659	—	—
–200 bp	2,625	(34)	(1.28)%

	2006 Net Income
	Amount	Change	Change
	(Dollars in Thousands)
+200 bp	$2,249	$(39)	(1.69)%
Base	2,288	—	—
–200 bp	2,337	49	2.17%

As shown above, at June 30, 2007, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net income by 1.03% or approximately $28,000. The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net income by 1.28% or approximately $34,000. The Company’s exposure to an increasing rate environment has decreased compared to prior year, however remains well within tolerance levels.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

ITEM 4:                                                    CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2007. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting or disclosure controls.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	0	0	0	0
May 1 2007 through May 31, 2007	595	$76.64	0	0
June 1, 2007 through June 30, 2007	426	$76.75	0	0
Total	1,021	$76.69	0	0

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Directors

At the Annual Meeting of Stockholders on May 16, 2007, Joachim J. Brown, John L. Cantlin, and Patty P. Godfrey were elected to serve as Class II directors until the 2010 Annual Meeting of Stockholders. Bradley J. Armstrong, Donald J. Harris, and Thomas P. Rooney continue to serve as Class I directors with a term expiring in 2009. Thomas E. Haeberle and William J. Walsh continue to serve as Class III directors with a term expiring in 2008. The voting for each Class II director was as follows:

	Votes For	Votes Withheld
Joachim J. Brown	487,313	6,190
John L. Cantlin	487,667	5,836
Patty P. Godfrey	486,857	6,646

On May 16, 2007, First Ottawa Bancshares, Inc.’s Board of Directors unanimously elected Thomas P. Rooney as Chairman of the Board and also elected Bradley J. Armstrong as Vice Chairman for 2007.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: August 10, 2007	/s/ JOACHIM J. BROWN
Joachim J. Brown
President (Chief Executive Officer)

Date: August 10, 2007	/s/ VINCENT G. EASI
Vincent G. Easi
Chief Financial Officer