Form 10-Q
period 2007-09-30
FIRST OTTAWA BANCSHARES INC
filed 2007-11-14
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 7, 2007, the Registrant had outstanding 649,273 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$22,422	$10,644
Certificates of deposit	7,182	6,135
Securities available-for-sale	73,127	83,085
Loans, less allowance for loan losses of $1,506 and $1,463	159,171	159,475
Bank premises and equipment, net	7,554	7,753
Interest receivable and other assets	10,424	10,961

Total assets	$279,880	$278,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$31,836	$29,964
NOW accounts	59,514	53,864
Money market accounts	44,879	38,266
Savings	21,869	24,062
Time, $100,000 and over	36,480	38,484
Other time	57,643	65,711
Total deposits	252,221	250,341

Interest payable and other liabilities	2,568	4,203
Total liabilities	254,789	254,544

Commitments and contingent liabiliies

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares authorized; none issued	—	—
Common stock - $1 par value, 750,000 shares authorized and issued	752	750
Additional paid-in capital	4,242	4,103
Retained earnings	26,751	25,644
Treasury stock, at cost, 102,659 and 100,951 shares	(5,898)	(5,767)
Accumulated other comprehensive loss	(756)	(1,221)
Total shareholders’ equity	25,091	23,509

Total liabilities and shareholders’ equity	$279,880	$278,053

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans (including fee income)	$3,060	$2,909	$8,942	$8,546
Securities
Taxable	466	547	1,493	1,683
Exempt from federal income tax	208	220	632	688
Certificates of deposit	56	43	132	198
Federal funds sold	213	199	243	207
Total interest income	4,003	3,918	11,442	11,322

Interest expense
NOW account deposits	259	205	745	577
Money market deposit accounts	340	424	1,014	808
Savings deposits	30	33	93	98
Time deposits	981	1,012	2,817	2,950
Federal funds purchased	—	1	100	122
Total interest expense	1,610	1,675	4,769	4,555

NET INTEREST INCOME	2,393	2,243	6,673	6,767

Provision for loan losses	45	45	135	135

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,348	2,198	6,538	6,632
Noninterest income
Service charges on deposit accounts	273	252	765	719
Trust and farm management fee income	135	135	405	405
Gain on loan sales	4	10	26	18
Securities gains (losses), net	—	—	—	(13)
Other income	162	311	624	552
Total noninterest income	574	708	1,820	1,681

Noninterest expenses
Salaries and employee benefits	1,131	1,159	3,449	3,489
Occupancy and equipment expense	311	321	941	947
Data processing expense	105	92	293	284
Supplies	23	31	89	119
Amortization of core deposit intangible	51	64	153	192
Professional fees	151	82	396	294
Other expenses	238	260	744	849
Total noninterest expenses	2,010	2,009	6,065	6,174

INCOME BEFORE INCOME TAXES	912	897	2,293	2,139

Provision for income taxes	239	242	537	528

NET INCOME	$673	$655	$1,756	$1,611

Earnings per share-basic	$1.04	$1.01	$2.71	$2.48
Earnings per share-diluted	$1.04	$1.01	$2.70	$2.48
Dividends per share	$1.00	$1.00	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2007 and 2006

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss )	Equity

Balance at January 1, 2007	$750	$4,103	$25,644	$(5,767)	$(1,221)	$23,509

Net income	—	—	1,756	—	—	1,756

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	465	465

Comprehensive income						2,221

Cash dividends declared ($1 per share)	—	—	(649)	—	—	(649)

Vested options	—	47	—	—	—	47

Stock options exercised	2	92	—	—	—	94

Purchased 1,708 treasury shares	—		—	(131)	—	(131)

Balance at September 30, 2007	$752	$4,242	$26,751	$(5,898)	$(756)	$25,091

Balance at January 1, 2006	$750	$4,039	$25,258	$(5,745)	$(1,444)	$22,858

Net income	—	—	1,611	—	—	1,611

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	134	134

Comprehensive income						1,745

Cash dividends declared ($1 per share)	—	—	(650)	—	—	(650)

Vested options	—	26	—	—	—	26

Stock options exercised	—	26	—	—	—	26

Balance at September 30, 2006	$750	$4,091	$26,219	$(5,745)	$(1,310)	$24,005

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,756	$1,611
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	135	135
Depreciation and amortization	525	567
Premium amortization on securities, net	286	295
Derivative valuation adjustment	385	(103)
Loans originated for sale	(1,009)	(1,436)
Proceeds from the sale of loans	1,035	838
Gain on loan sales	(26)	(18)
Loss on sale/call of securities available-for-sale	—	13
Vested Stock Options	47	26
Change in interest receivable and other assets	397	(775)
Change in interest payable and other liabilities	(335)	725
Net cash from operating activities	3,196	1,878

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	—	4,247
Proceeds from maturities of securities	10,598	4,321
Purchases of securities available-for-sale	(221)	(1,770)
Proceeds from maturities of certificates of deposit	1,650	5,584
Purchases of certificates of deposit	(3,082)	—
Net change in loans receivable	(113)	(9,345)
Proceeds from sale of other real estate owned	16	90
Property and equipment expenditures	(160)	(123)
Net cash from investing activities	8,688	3,004

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	1,880	19,931
Change in federal funds purchased	—	(12,700)
Purchase of treasury shares	(131)	—
Proceeds from exercised options	94	26
Dividends paid	(1,949)	(1,949)
Net cash from financing activities	(106)	5,308

Change in cash and cash equivalents	11,778	10,190

Cash and cash equivalents at beginning of period	10,644	6,857

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,422	$17,047

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

September 30, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

First National Bank of Ottawa (the Bank), a national banking association headquartered in Ottawa, Illinois, is a wholly – owned subsidiary of the Company. The Bank’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (in thousands)	$673	$655	$1,756	$1,611
Weighted Average Shares outstanding	648,898	649,783	649,137	649,557
Effect of dilutive securities: Stock options	979	1,303	933	1,303
Shares used to compute diluted earnings per share	649,877	651,086	650,070	650,860

Earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic	$1.04	$1.01	$2.71	$2.48
Diluted	1.04	1.01	2.70	2.48

NOTE 3 – CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	September 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$23,966	12.8%	$22,668	12.0%
Tier I capital (to risk-weighted assets)	22,460	12.0%	21,205	11.2%
Tier I capital (to average assets)	22,460	8.1%	21,205	7.5%

At September 30, 2007, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 – DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit. In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product. At September 30, 2007, the Company had $901,000 of certificates of deposit, which mature in 2007 through 2012, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.03% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index. This interest received from the Federal Home Loan Bank will be paid to the customer. The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $3.2 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet. These investments mature in 2007 through 2011. The investments individually do not exceed $100,000 and are secured by the FDIC. The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index. The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income. At September 30, 2007, the Bank had allocated $1.0 million to this asset and recorded valuation income of $146,000 for the current year.

NOTE 5 – FUTURE ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 – CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE 7 – RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2006 third quarter condensed consolidated financial statements in order to conform to the September 30, 2007 condensed consolidated financial statement presentation.  These reclassification had no effect on net income.

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

The Company’s net income for the nine months ended September 30, 2007, was $1.8 million, or $2.71 per common share, compared to net income of $1.6 million, or $2.48 per common share for the nine months ended September 30, 2006. The increase in net income was due primarily to an increase in non interest income and a decrease in non interest expenses, which was partially offset by a decrease in net interest income.

The Company’s assets at September 30, 2007 were $279.9 million contrasted to $278.1 million at December 31, 2006, an increase of $1.8 million, or 0.7%.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2007 were $279.9 million contrasted to $278.1 million at December 31, 2006, an increase of $1.8 million, or 0.7%. This increase was the result of an increase in cash and cash equivalents, federal funds sold, and certificates of deposits at other financial institutions . These increases were partially offset by decreases securities available for sale and nominal fluctuations in loans, premises, and other assets. Cash and cash equivalents increased as a result of a $14.1 million increase in federal funds sold. This increase was primarily funded through securities available for sale maturities. Other assets decreased by $537,000, due primarily to the decrease in the deferred tax asset associated with the market value fluctuations in the investment portfolio.

Total liabilities at September 30, 2007 were $254.7 million compared to $254.5 million at December 31, 2006, an increase of $245,000, or 0.1%. This increase was primarily the result of an increase in money market accounts holding public funds. Deposits increased by $1.8 million, from $250.3 million at December 31, 2006, to $252.2 million at September 30, 2007, primarily due to increases in short term deposits of a local municipality and county funds resulting from real estate tax payments. Other liabilities decreased $1.6 million, or 38.9%, to $2.6 million at September 30, 2007, compared to $4.2 million at December 31, 2006, due primarily to decreased dividends payable.

Total equity increased to $25.1 million at September 30, 2007 compared to $23.5 million at December 31, 2006. This increase was due primarily to a decrease in accumulated other comprehensive loss of $465,000, net of tax, relating to the Company’s investment portfolio coupled with dividends in the amount of $650,000, payable to shareholders in July 2007 that were declared in June 2007, all of which were netted against net income of $1.8 million for the period ended September 30, 2007.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2007 was $673,000, or $1.04 per share, a 2.7% increase compared to $655,000, or $1.01 per share, in the third quarter of 2006. The increase in net income for the quarter was primarily the result of an increase in net interest income of $150,000. This change was offset by a decrease in other income of $134,000 compared to the third quarter of 2006. The decrease in other income was the result of a $139,000, decrease in income related to the market value adjustment associated with the derivative portion of certificates of deposit held for investment purposes.

During the nine months ended September 30, 2007, net income was $1.76 million, or $2.71 per share, compared to $1.61 million, or $2.48 per share during the first nine months of 2006. This 9.0% increase in net income for the nine month period was primarily due to a $139,000 increase in non interest income or 8.3%. Net interest income decreased by $94,000, but was offset by decreases in non interest expense of $109,000. The increase in the Company’s pretax income also resulted in an increase in the tax provision of $9,000.

The annualized return on average assets was 0.84% for the nine months ended September 30, 2007, compared to 0.75% in 2006. The annualized return on average equity increased to 9.3% for the nine months ended September 30, 2007, from 8.7% in 2006.

NET INTEREST INCOME

Net interest income increased by 6.8% to $2.3 million for the three months ended September 30, 2007 as compared to 2006. Total interest income increased to $4.0 million for the three months ended September 30, 2007, compared to $3.9 million for the three months ended September 30, 2006. This change was primarily the result of an increase in interest income from loans to $3.1 million for the three months ended September 30, 2007 from $2.9 million for the same period a year earlier. This increase was the result of loan repricing and new loans added at current market rates during the first three quarters of 2007. In addition, an increase in interest income from investment certificates of deposits of $13,000 and a decline in interest income from securities of $93,000 compared to prior year resulted in a change of $131,000 in total interest income. Interest expense decreased to $1.6 million for the three months ended September 30, 2007 from $1.7 million for the same period ended September 30, 2006, a 3.9% decrease. This decrease in interest expense contributed to the increase in net interest income for the three month period.

Net interest income for the nine months ended September 30, 2007 and 2006 was $6.7 and $6.8 million, respectively. This decrease was primarily the result of a $214,000 increase in interest expense which was partially offset by a $120,000 increase in interest income compared to prior year. The Company’s net interest margin was 3.59% for the nine months ended September 30, 2007 and 3.53% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $6.7 million for the nine months ending September 30, 2007 and $6.8 million for the same period in 2006. The tax equivalent yield on average earning assets of $250.5 million in 2007 and $258.4 million for the same period in 2006, increased to 6.13% for the nine months ended September 30, 2007 from 5.89% for the same period ended September 30, 2006, an increase of 24 basis points. This increase was offset by a corresponding increase in the cost of funds to 2.95% from 2.69% for the same period ended September 30, 2006, a 26 basis point increase. These increases were a result of ongoing repricing of assets and liabilities as they matured in a stable rate environment in late 2006 and during the first nine months of 2007.

PROVISION FOR LOAN LOSSES

The provision for loan losses has remained unchanged at $45,000 for the third quarter of 2007 and 2006, as well as $135,000 for the nine month periods in 2007 and 2006. As of September 30, 2007, the allowance for loan losses totaled $1.5 million, or .94% of total loans, which increased from .91% as of December 31, 2006. Nonaccrual loans increased from $362,000 at December 31, 2006 to $439,000 at September 30, 2007. This increase was primarily due to one real estate loan, which made up 98% of the nonaccrual loan balance. Nonperforming loans, including nonaccrual loans, increased $1.1 million to $1.8 million over the same period. Management feels that the Bank is well collateralized on the nonperforming loans, which significantly reduces the Company’s exposure to losses on the credits.

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

Management has concluded that the allowance for loan losses was adequate at September 30, 2007. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON INTEREST INCOME

The Company’s non interest income totaled $574,000 for the three months ended September 30, 2007 compared to $708,000 for the same period in 2006, a decrease of $134,000, or 18.9%. The decrease in non interest income was primarily due to decreased other income of $149,000, due to market value adjustments associated with the derivative portion of certificates of deposit held for investment purposes. This decrease was partially offset by increases in deposit service charges of $21,000.

For the nine months ended September 30, 2007, non interest income increased by 8.3%, or $139,000, to $1.8 million. Service charges on deposit accounts increased by $46,000, or 6.4%, due to higher overdraft volume. Losses on the sale of investment securities decreased $13,000 compared to prior year. Gains on loan sales to the secondary market decreased $8,000 due to decreased origination and refinancing volume. Other income increased $72,000 due to increases in market value adjustments associated with the derivative portion of certificates of deposit held for investment purposes of $38,000, ATM network fees of $24,000, and increased cash surrender values of bank owned life insurance of $20,000 compared to the same period in 2006.

NON INTEREST EXPENSE

The Company’s non interest expense was $2.0 million for the three months ended September 30, 2007 and $2.0 million for the same period in 2006. Non interest expense decreased by $1,000 for the three months ended September 30, 2007, compared to 2006. Salaries and benefits, the largest component of non interest expense, decreased $28,000, or 2.4%, to $1.1 million. Decreases in occupancy expense of $10,000, amortization of core deposit intangible of $13,000, other expense of $22,000, and supplies expense of $8,000 were offset by increases in professional fees of $69,000,due primarily to litigation settlement, and data processing expense of $13,000.

For the nine months ended September 30, 2007, non interest expense decreased $109,000 to $6.1 million, or 1.8%, compared to the year earlier period. Salaries and benefits increased $40,000, or 1.1%, to $3.4 million. Decreases in occupancy expense of $6,000, amortization of the core deposit intangible of $39,000, supplies expense of $30,000, and other expense of $105,000 were partially offset by increased data processing expense of $9,000, and increased professional fees of $102,000. The decrease in other expenses was the result of reductions in postage expense, repossessed auto expense, and insurance expense while the increase in professional fees was the result of increased collections expenses and a litigation settlement in the current year.

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

The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year. At September 30, 2007, cash and short-term investments totaled $25.7 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

The following table discloses material contractual obligations and commercial commitments of the Company as of September 30, 2007:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$17,492	$8,350	$7,162	$197	$1,783
Data processing contract payable	1,335	223	445	445	222
Standby letters of credit(1)	875	875	—	—	—
	$19,702	$9,448	$7,607	$642	$2,005

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s overall interest rate sensitivity is demonstrated by net income analysis and “Gap” analysis. Net income analysis measures the change in net income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net income in the event of sudden and sustained 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in annualized net income for the various rate shock levels at September 30, 2007 and September 30, 2006.

	2007 Net Income
	Amount	Change	Change
	(Dollars in Thousands )

+200 bp	$3,106	$284	10.0%
Base	2,822	—	—
–200 bp	2,540	(282)	(10.0)%

	2006 Net Income
	Amount	Change	Change
	(Dollars in Thousands )

+200 bp	$2,516	$(23)	(0.9)%
Base	2,539	—	—
–200 bp	2,555	16	0.6%

As shown above, at September 30, 2007, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net income by 10.0% or approximately $284,000. The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net income by 10.0% or approximately $282,000. The Company’s exposure to a volatile rate environment has increased but remains within tolerable limits.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:  CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2007.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	0	0	0	0
August 1 2007 through August 31, 2007	123	$78.79	0	0
September 1, 2007 through September 30, 2007	64	$78.59	0	0
Total	187	$78.72	0	0

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