Form 10-K
period 2007-12-31
FIRST OTTAWA BANCSHARES INC
filed 2008-03-25
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2007, the last business day of the Company’s most recently completed second fiscal quarter, was $43,813,678.

646,286 shares of common stock were outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

                The Company’s 2007 Annual Report to Stockholders is incorporated by reference in Parts II and IV, and the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008 is incorporated by reference in Part III.

            Except for those portions of the 2007 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1.        Business.

General

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation.  The Company was organized as a Delaware Corporation in 1999.  As of December 31, 2007, the Company had total assets of $269.3 million, total deposits of $240.4 million, loans, including loans held for sale, of $165.4 million and total stockholders’ equity of $24.6 million.  For the year ended December 31, 2007, the Company had interest income of $15.2 million and net income of $2.4 million, which amounted to basic net income per share of $3.72, and diluted net income per share of $3.71.

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

Market Area

The Company is located in north-central Illinois, with corporate offices in Ottawa, Illinois in LaSalle County, approximately 80 miles southwest of Chicago.  All branches, including, Streator, LaSalle County, Morris and Minooka, Grundy County, and Yorkville, Kendall County, are located in Illinois within 45 miles of the corporate offices.  Ottawa, Morris, and Yorkville are the county seats of their respective counties, all with associated governmental offices and workforce.  Ottawa and Streator are the principal cities of the 5th largest Micropolitan Statistical Area in the United States, by population, as determined by the 2000 U.S. census. The population concentration in the Company’s market areas, which is larger than many metropolitan areas, has added to interest in the region for developers and those exploring relocation or expansion. The market areas are served by major transportation routes, Interstates 80, 88, 39, and 55, as well as rail, and the Illinois River waterway system.

The Company’s market areas incorporate diverse economic sectors including agriculture, transportation, industry, and mining, primarily mining of high quality silica sand. The sand deposits have encouraged extensive glass manufacturing activity in the area.  The various economies in these market areas are generally expanding with development, both commercial and residential, due in part to relatively inexpensive real estate costs and the proximity to the metropolitan urban and suburban concentrations in the Chicago, Naperville, and the Joliet corridor.  The central location, transportation routes, and lack of congestion also make the area desirable for distribution and warehousing operations.  The Illinois River waterway provides preferable market opportunities and pricing for the agricultural sector.  The unusual geographic terrain and parklands have spurred tourism in the area, which attracts in excess of 1 million visitors per year.

The Company opened a full service banking facility in 2005 in the city of Yorkville, Illinois. The Company also opened a loan production office in 2006 in the city of Minooka, Illinois. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

Lending Activities

General.  The Company relies on interest income from lending activities as a major source of revenue.  The Company has a community bank focus — serving the credit needs of the local community.  Because of this local focus, the Company has a flexible process for handling loan requests rather than being tied to rigid standards.  The discussions below regarding lending policies reflect general guidelines and may vary on a case-by-case basis depending on the borrower’s credit history and the type and size of loan.  During the approval process for loans it originates, the Company assesses both the applicant’s ability to repay the loan and the value of any collateral securing the loan.  The Company verifies the applicant’s ability to repay the loan by using credit reports, financial statements, confirmations, and other items, including appraisals.

Twelve loan officers have the authority to handle all lending activities of the Company.  Each lending officer has authority to approve extensions of credit up to their individual lending limit.  The Company has an Officers Loan Committee (consisting of Loan Officers, the Chief Lending Officer, and the President of the Bank) which approves loans of up to $1,000,000.  All loans between $1,000,000 and $2,000,000 are sent to the Director’s Loan Committee for approval.  The Director’s Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans, as well as,  formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs. All loans in excess of $2,000,000 are reviewed and approved by the entire Board of Directors.  The Board of Directors also is responsible for directing and supervising the Director’s Loan Committee, policy review, and oversight of the loan and investment functions of the Company.  The Board of Directors also monitors the adequacy of the Company’s loan loss reserves.

Loan Portfolio Composition.  The Company’s gross loan portfolio, totaled $165.5 million at December 31, 2007, representing 68.8% of the Company’s total deposits at that date.  The Company’s loan portfolio at December 31, 2007 included $120.6 million for real estate purposes, $16.5 million for consumer purposes, and $28.4 million for commercial and agricultural purposes.

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

The Company’s strategy in addressing and managing these types of risks is to follow its loan policies and underwriting practices, which include: (i) granting loans on a sound and collectible basis; (ii) investing funds profitably for the benefit of the Company’s stockholders and the protection of its depositors; (iii) serving the legitimate needs of the community and the Company’s general market area while maintaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; (vi) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies; and (vii) developing and applying adequate collections procedures.

All table amounts throughout the Form 10-K are in thousands except share and per share data.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2007	2006	2005	2004	2003
Real estate loans	$120,581	$102,516	$95,469	$74,225	$70,839

Commercial and agricultural loans	28,354	39,610	33,686	28,341	24,197

Installment loans, net of unearned income	5,439	7,401	11,585	17,575	22,812

Home equity lines of credit	11,051	11,411	12,120	12,651	12,456

Total Loans	165,425	160,938	152,860	132,792	130,304

Allowance for loan losses	(1,588)	(1,463)	(1,344)	(1,174)	(1,049)

Loans, net	$163,837	$159,475	$151,516	$131,618	$129,255

Loans held for sale	$—	$—	$—	$1,701	$1,644

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2007 are summarized below:

	One Year	One to	Over
	or Less	Five Years	Five Years	Total
Commercial and agricultural	$14,557	$7,890	$5,907	$28,354

Construction	11,931	9,832	177	21,940

Total	$26,488	$17,722	$6,084	$50,294

At December 31, 2007, of the total loans that mature in more than one year, $101.4 million, or 78.8%, bear interest at fixed rates and $27.3 million, or 21.2%, bear interest at variable rates.

Consumer Loans.  The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile loans and recreational vehicle loans, on both a direct and indirect basis.  Consumer loans totaled approximately $16.5 million at December 31, 2007, or approximately 10.0% of the Company’s total loan portfolio.  Approximately 19.6% of the Company’s consumer loans were automobile loans, and of these loans, approximately 45.2% were made indirectly by the Company through automobile dealers.  At December 31, 2007, the Company had four consumer loans totaling $700,000 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

In approving consumer loans, lending officers consider the borrower’s past credit history, the borrower’s ability to repay the debt, the collateral offered, and local economic conditions that could affect the borrower’s income.  Loans being originated for new borrowers must be accompanied by a completed application dated and signed by the borrower, giving the details of the loan request.  Total debt, along with the gross monthly income of the borrower, are required to be shown on the application.  A brief cash flow analysis is performed by the loan officer showing the amount of the borrower’s income available for debt service based on current debts plus the new loan request.  Generally, debt service to gross income should not exceed 40%. New credit reports are obtained on all borrowers with each loan request.  The value of collateral on loans secured by used automobiles is generally determined by using industry-accepted used car guides.  In connection with used automobile loans, the Company generally requires a 90% loan-to-value ratio; however, depending upon various factors, including the credit experience of the Company with the borrower, the Company may extend credit in excess of the value of the used automobile.  A loan-to-value ratio of 90% of sticker price is generally required for new automobile loans.  Boats, mobile homes, recreational vehicles, and similar items generally require a loan-to-value ratio of 70% to 80% of the current market value of the collateral.  Unsecured consumer loans are granted to borrowers based upon satisfactory income, indebtedness levels, and credit records and experience.

Commercial, Agricultural, and Real Estate Lending.

Commercial and Agricultural.  At December 31, 2007, the Company’s commercial and agricultural loans totaled $28.4 million, or approximately 17.1% of the total loan portfolio of the Company.  The majority of agricultural and commercial non-real estate loans are written for one to five years. These loans may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. Fixed rates are established by the Company’s management after considering the cost of funds to the Company as well as the rates of competing institutions.  The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal.  Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary from monthly, quarterly, semi-annually, and annually.  At December 31, 2007, the Company had one commercial non-real estate loan totaling $25,000 that was past due in excess of 90 days. There were no agricultural non-real estate loans at December 31, 2007 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

All commercial and agricultural borrowers, both existing and new, are required by a Company policy to have a current financial statement no older than one year.  Borrowers also are required to provide the Company with recent tax returns and pro forma projections.  Using certain computer programs and the data supplied by borrowers, the loan officers produce additional financial information utilized in analyzing the loans and the borrowers.  The general nature of the collateral securing the Company’s commercial and agricultural loans consists of equipment, farm products, crops, inventory, chattel paper, accounts receivable, and general intangibles.  The Company’s loan-to-value ratio with respect to agricultural and commercial non-real estate loans averages 66 2/3% to 75% of the value of the collateral securing the loan.

Real Estate Lending.  The Company’s primary real estate lending consists of commercial loans with a small portion in residential and agricultural real estate loans.  Real estate loans at December 31, 2007 totaled approximately $120.6 million or approximately 72.9% of the Company’s total loan portfolio.  All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer.  A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted.  Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan.  Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher.  With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing.  Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan.  The Company’s fixed-rate loans with biweekly payments account for approximately 51.2% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25 year loans in approximately 18.9 years.  The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors.  These loans are underwritten to meet all Freddie Mac requirements.  The Company retains servicing rights on loans sold into the secondary market.  At December 31, 2007, mortgage loans serviced for the secondary market totaled approximately $27.9 million.

At December 31, 2007, the Company had three residential real estate mortgage loans totaling $168,000, and six commercial real estate loans totaling $908,000, past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

At December 31, 2007, the Company had 54 loans delinquent for 30 to 90 days in an aggregate principal amount of $2.9 million, representing 1.7% of the total loan portfolio.  At December 31, 2007, the Company had fifteen loans totaling $1.9 million delinquent for more than 90 days.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.  Interest on these loans is credited to income only when the collection of principal is reasonably assured and only to the extent interest payments are received.  If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status.  At December 31, 2007, there were seven loans totaling $1.2 million on nonaccrual status. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2007	2006	2005	2004	2003
Nonaccrual loans	$1,163	$362	$—	$161	$137
Loans 90 days past due and still accruing interest	701	305	1,337	727	293
Other real estate owned	325	118	88	—	—

Total nonperforming assets	$2,189	$785	$1,425	$888	$430

Nonperforming loans as a percentage of total loans	1.13%	.49%	.88%	.66%	.33%

Nonperforming assets as a percentage of total assets	.81	.28	.51	.31	.15

Nonperforming loans as a percentage of the allowance for loan losses	117.38	48.59	99.48	75.64	40.99

The effect of nonaccrual loans upon interest income is not deemed to be material by management.  Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection.  At December 31, 2007, there were other impaired loans with specific reserve allocations classified as problem loans that were not included above.  Management also maintains a report on loans requiring attention that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee.  The total of loans requiring attention as of December 31, 2007 was $10.3 million.

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

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans increased by $1.2 million in 2007 after decreasing by $670,000 during 2006.  Management considered this information along with other portfolio trends when considering the adequacy of the allowance for loan losses at December 31, 2007. At December 31, 2007, the balance in the allowance for loan losses was $1.6 million, or .96% of gross loans outstanding.  Management has concluded that the allowance for loan losses is adequate at December 31, 2007. However, there can be no assurance that the allowance for loan losses is adequate to cover all losses.

The Company had three properties valued at $325,000, resulting from foreclosure, classified as other real estate owned at December 31, 2007. Other real estate is generally carried at the lower of cost or estimated market value.

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

Loan loss experience for the five years ended December 31, 2007 is summarized as follows:

	2007	2006	2005	2004	2003
Balance of the allowance for loan losses at beginning of year	$1,463	$1,344	$1,174	$1,049	$1,167
Charge-offs
Real Estate	16	2	—	63	66
Commercial	67	34	71	—	50
Installment	55	81	145	210	303
Total charge-offs	138	117	216	273	419

Recoveries
Real Estate	—	1	8	—	16
Commercial	56	9	16	4	57
Installment	27	46	62	94	108
Total recoveries	83	56	86	98	181
Net charge-offs	55	61	130	175	238
Provision	180	180	300	300	120

Balance at end of year	$1,588	$1,463	$1,344	$1,174	$1,049

Net charge-offs to average total loans	.03%	.04%	.09%	.13%	.21%
Allowance for loan losses to total loans at year-end	.96	.91	.88	.87	.80

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate loans	$1,179	72.9%	$253	63.7%	$131	62.5%	$234	19.9%	$444	54.4%

Commercial and agricultural loans	248	17.1	633	24.6	613	22.0	519	44.2	209	18.6

Installment loans	74	10.0	97	11.7	141	15.5	185	15.8	242	27.1

Unallocated	87	N/A	480	N/A	459	N/A	236	N/A	154	N/A

Balance at end of year	$1,588	100.0%	$1,463	100.0%	$1,344	100.0%	$1,174	100.0%	$1,049	100.0%

Investment Activities.

The investment policies of the Company, as established by the Board of Directors, attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company’s lending activities.  The policies provide the authority to invest in United States Treasury and federal agency securities, mortgage-backed securities, municipal securities, equity securities, and Certificates of Deposits.

Approximately $6.3 million of the States and political subdivisions bonds held at December 31, 2007 are callable at the option of the issuer, which represent limited prepayment risk to the Company.

As of December 31, 2007, the Company had approximately $3.0 million invested in municipalities located within LaSalle County, Illinois.

The Company purchased $3.0 million of index powered certificates of deposit between 2003 and 2007. These deposits were placed with multiple issuers so that all of the principal deposited is insured through the FDIC. Income returns are not guaranteed for these instruments, however principal is guaranteed if held to maturity.

Securities Portfolio.

The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2007.

		Weighted	One to	Weighted	Five	Weighted	Over	Weighted		Weighted
	One Year	Average	Five	Average	to Ten	Average	Ten	Average		Average
	or Less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
U.S. Treasury securities	$7,000	3.28%	$1,067	3.62%	$—	—%	$—	—%	$8,067	3.32%
U.S. Government agencies	10,719	3.28	15,259	3.93	—	—	—	—	25,978	3.66
States and political subdivisions	4,715	4.50	17,510	2.93	1,380	4.60	—	—	23,605	3.34
Mortgage-backed securities and collateralized obligations (1)	208	5.66	5,815	4.22	138	8.44	138	8.07	6,299	4.45
Corporate bonds	850	3.10	—	—	—	—	—	—	850	3.10
Equity securities	3,016	N/A	—	—	—	—	—	—	3,016	N/A

Total securities	$26,508	3.54%	$39,651	3.52%	$1,518	4.93%	$138	8.07%	$67,815	3.57%

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

The following table shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2007			2006			2005
		Percent			Percent			Percent
	Average	of		Average	of		Average	of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Noninterest-bearing demand deposits	$31,759	13.0%	—%	$30,173	11.8%	—%	$31,153	11.9%	—%
Interest-bearing demand and money market accounts	98,592	40.3	2.25	93,042	36.5	2.19	98,826	37.7	1.39
Savings accounts	23,418	9.5	.53	25,067	9.8	.52	27,083	10.3	.52
Time deposits accounts	90,970	37.2	4.22	106,750	41.9	3.81	105,301	40.1	2.88

	$244,739	100.0%	2.80%	$255,032	100.0%	2.80%	$262,363	100.0%	1.73%

The distribution of the major components of deposits as of December 31, 2007 and 2006 is summarized in the balance sheets included in the 2007 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2007:

	Balance	Percentage
Maturity
Three months or less	$17,586	39.5%
Over three months to six months	11,754	26.4
Over six months to one year	3,578	8.1
Over one year	11,573	26.0

Total	$44,491	100.0%

Borrowings.

The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, an unsecured line of credit with Marshall & Ilsley Bank and Federal Home Loan Bank borrowings. Total borrowings increased $17,000 in 2007. This increase was a result of a draw on the line of credit in December 2007. The Bank maintains physical control of all securities sold under repurchase agreements. There were no outstanding securities sold under agreements to repurchase during 2007 or 2006. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2007	2006	2005

Balance at December 31	$—	$—	$—
Weighted average interest rate during the year	—%	—%	1.63%
Weighted average interest rate at the end of the year	—%	—%	—%
Maximum month-end balance	$—	$—	$750
Average balance for the year	—	—	232

Trust.

The Company’s trust department primarily services LaSalle County and surrounding counties.  At December 31, 2007, the trust department had 343 accounts under management, 172 of which were discretionary accounts.  The trust department provides a full complement of asset management services for personal trusts, estates, and agencies.  At December 31, 2007, the trust department had assets under management of approximately $70.3 million, of which $61.5 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services.  At December 31, 2007, the department managed 46 farms.  The department manages or directs approximately 6,460 acres of farmland in LaSalle County, Illinois and surrounding counties.

Competition.

The Company has active competition in all product and service areas in which it presently engages.  The Company not only competes for commercial and individual deposits, loans, and trust business with other LaSalle, Grundy, and Kendall County, Illinois banks, but also with savings and loan associations, credit unions, and other financial service companies located in and around LaSalle, Grundy and Kendall County.  Many of these competitors may not be subject to the same regulatory restrictions as the Company. There are approximately 18 commercial banks and 6 savings institutions with offices in LaSalle County, 10 commercial banks and 3 savings institutions in Grundy County, and 16 commercial banks and 1 savings institution in Kendall County.  The principal methods of competition in the banking and financial services industry are quality of services to the customer; ease of access to services; and pricing of services, including interest rates paid on deposits, interest rates charged on borrowings, and fees charged for fiduciary services. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

Employees.

As of December 31, 2007, the Company had 94 employees, consisting of 78 full-time employees and 16 part-time employees.  None of the employees are subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases.

During 2007 and 2006, the Company repurchased 4,269 and 300 shares of its common stock for aggregate purchase prices of $335,000 and $22,000, respectively.

Website.

The Company maintains a website at www.firstottawa.com.  The Company makes available free of charge on or through its website, the annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  The Company will also provide copies of its filings free of charge upon written request to: Ms. Cheryl Gage, Corporate Secretary, First Ottawa Bancshares, Inc. 701-705 LaSalle Street, P.O. Box 657, Ottawa, Illinois 61350. Additionally, all of the Company’s filings with the Securities and Exchange Commission are also available, free of charge, through the SEC’s website at www.sec.gov.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than stockholders.

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

The Company

General.  The Company, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

                The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2007, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

                Dividend Payments.  The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

                Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

                General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

                Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC — insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels, and the level of supervisory concern the institution poses to regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).

                FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.

                Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2007, the Bank paid supervisory assessments to the OCC totaling $88,000.

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

                As of December 31, 2007: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

                The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.  As of December 31, 2007, approximately $1.1 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

                Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $43.9 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $43.9 million, the reserve requirement is $1.038 million plus 10% of the aggregate amount of total transaction accounts in excess of $43.9 million.  The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Item 1.A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1.B.

None

Item 2.        Properties

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

Item 3.        Legal Proceedings

                    The Company is from time to time a party to legal proceedings in the ordinary course of business that are incidental to the business of banking. The Company is not engaged in any legal proceedings of a material nature at the present time.

Item 4.        Submission of Matters to a Vote of Security Holders

                    No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.                       Market For Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                    The information set forth under the caption “Price Range of Common Stock” on page 44 of the 2007 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) which is incorporated herein by reference.

The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.  See “Business — Supervision and Regulation — The Company — Dividend Payments” and “Business - Supervision and Regulation — The Bank — Dividends” for a more detailed description of these limitations.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 2007 through October 31, 2007	0		0	0	0
November 1, 2007 through November 30, 2007	1,147	(1)	$79.51	0	0
December 1, 2007 through December 31, 2007	1,238	(1)	$79.57	0	0
Total	2,385		$79.54	0	0

(1)  Repurchased by the Company in open market purchases with third parties.

Item 6.        Selected Financial Data

                    The information set forth under the caption “Selected Consolidated Financial Information” on page 1 of the 2007 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 12 of the 2007 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

                    The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 13 of the 2007 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

                    The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth on pages 17 through 43 of the 2007 Annual Report to Stockholders (filed as Exhibit 13.1 of this report) are incorporated herein by reference:

Annual Report to
Stockholders Page

Report of Independent Registered Public Accounting Firm	17

Consolidated Balance Sheets as of December 31, 2007 and 2006	18

Consolidated Statements of Income for the years ended
December 31, 2007, 2006, and 2005	19

Consolidated Statements of Stockholders’ Equity for the
years ended December 31, 2007, 2006, and 2005	20

Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006, and 2005	21

Notes to the Consolidated Financial Statements	22

                    The portions of the 2007 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                    None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                    The Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods indicated.

Management’s Report on Internal Control Over Financial Reporting

                    The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a — 15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

                    As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria specified.

                    This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Item 9B.     Other Information

                    None

PART III

Item 10.     Directors and Executive Officers and Corporate Governance

                    The information set forth under the captions “Election of Directors”, “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement, relating to the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.     Executive Compensation

                    The information set forth under the caption “Executive Compensation” of the Company’s Proxy Statement, relating to the 2008 Annual Meeting of Stockholders is incorporated herein by reference, except for the “Stockholder Return Performance Graph,” which is not hereby incorporated.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                    The information set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement, relating to the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

 Equity Compensation Plan Information

 The table below sets forth the following information as of December 31, 2007 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	39,192	$70.34	107,900
Equity compensation plans not approved by security holders	0	0	0
Total	39,192	$70.34	107,900

Item 13.     Certain Relationships and Related Transactions and Director Independence

                    The information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” of the Company’s Proxy Statement, relating to the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

                    The information set forth under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

10.3         Employment Agreements for Executive Officers*

10.4         Stock Incentive Plan

10.5         Summary of Director Fees

10.6         Form of Supplemental Nonqualified Retirement Agreement

10.7         Employment Agreement for Vincent Easi*

13.1         2007 Annual Report to Stockholders

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.

By:	/s/ Joachim Brown
Joachim Brown, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Vincent G. Easi
Vincent G. Easi, Principal Financial and Accounting Officer

Date:           March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joachim Brown	Director and President/	March 25, 2008
Joachim Brown	Chief Executive Officer

/s/ Bradley J. Armstrong	Director	March 25, 2008
Bradley J. Armstrong

/s/ John L. Cantlin	Director	March 25, 2008
John L. Cantlin

/s/ Patty P. Godfrey	Director	March 25, 2008
Patty P. Godfrey

/s/ Thomas E. Haeberle	Director	March 25, 2008
Thomas E. Haeberle

/s/ Donald J. Harris	Director and Executive	March 25, 2008
Donald J. Harris	Vice President, Chief Operating
Officer

/s/ Thomas P. Rooney	Director	March 25, 2008
Thomas P. Rooney

/s/ William J. Walsh	Director	March 25, 2008
William J. Walsh

/s/ Brian P. Zabel	Director	March 25, 2008
Brian P. Zabel

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)	Form 10K for the year ended 12/31/2002
3(ii)	By-Laws of First Ottawa Bancshares, Inc.	Form 10K for the year ended 12/31/2003
10.1	Employment Agreement for J. Brown	Form 10K for the year ended 12/31/2002
10.2	Executive Officer Bonus Plan	Form 10K for the year ended 12/31/2002
10.3	Employment Agreements for Executive Officers	Form 8K dated 6/10/05
10.4	Stock Incentive Plan	Form S-8 dated 8/1/03
10.5	Summary of Director Fees	Form 10K for the year ended 12/31/2004
10.6	Form of Supplemental Nonqualified Retirement Agreement	Form 10K for the year ended 12/31/2004
10.7	Employment Agreement for Vincent Easi	Form 8K dated 10/10/2007
13.1	2007 Annual Report to Stockholders		X
21.1	Subsidiaries		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X