Form 10-Q
period 2008-03-31
FIRST OTTAWA BANCSHARES INC
filed 2008-05-15
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(815) 434-0044

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 11, 2008, the Registrant had outstanding 644,786 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,507	$16,499
Certificates of deposit	15,875	3,808
Securities available-for-sale	69,003	66,174
Loans, less allowance for loan losses of $1,613 and $1,588	161,981	163,837
Premises and equipment, net	7,405	7,517
Interest receivable and other assets	10,884	11,396

Total assets	$280,655	$269,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$30,490	$33,710
NOW accounts	62,442	54,963
Money market accounts	30,102	29,884
Savings	23,525	21,954
Time, $100,000 and over	44,451	44,491
Other time	55,487	55,375
Total deposits	246,497	240,377

Other borrowings	6,214	—
Interest payable and other liabilities	2,650	4,248
Total liabilities	255,361	244,625

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 752,532 issued	753	753
Additional paid-in capital	4,326	4,300
Retained earnings	26,581	26,113
Treasury stock, at cost, 107,746 shares and 105,220 shares	(6,299)	(6,102)
Accumulated other comprehensive loss	(67)	(458)
Total shareholders’ equity	25,294	24,606

Total liabilities and shareholders’ equity	$280,655	$269,231

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2008 and 2007

(In thousands, except share and per share data)

(Unaudited)

	2008	2007
Interest income
Loans	$2,881	$2,848
Securities
Taxable	401	530
Exempt from federal income tax	232	213
Certificates of deposit	77	38
Federal funds sold	64	18
Total interest income	3,655	3,647

Interest expense
NOW account deposits	158	235
Money market deposit accounts	145	353
Savings deposits	30	31
Time deposits	1,044	963
Other borrowings	33	—
Federal funds purchased	—	26
Total interest expense	1,410	1,608

NET INTEREST INCOME	2,245	2,039
Provision for loan losses	30	45

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	2,215	1,994

Non-interest income
Service charges on deposit accounts	191	240
Trust and farm management fee income	135	135
Gain on loan sales	28	7
Securities gains	22	—
Other income	26	255
Total non-interest income	402	637

Non-interest expense
Salaries and employee benefits	1,092	1,153
Occupancy and equipment expense	324	316
Data processing expense	127	91
Supplies	27	37
Professional fees	102	93
Amortization of core deposit intangible	41	51
Other expenses	305	255
Total non-interest expenses	2,018	1,996

INCOME BEFORE INCOME TAXES	599	635

Provision for income taxes	131	136

NET INCOME	$468	$499

Earnings per share – basic	$0.72	$0.77
Earnings per share – diluted	$0.72	$0.77

Average shares outstanding	646,603	649,488

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2008 and 2007

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at January 1, 2008	$753	$4,300	$26,113	$(6,102)	$(458)	$24,606

Net income	—	—	468	—	—	468

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	365	365
Net gain relating to benefit obligation	—	—	—	—	25	25

Comprehensive income	—	—	—	—	—	858

Stock options vested	—	27	—	—	—	27

Purchase 2,526 treasury shares	—	—	—	(197)	—	(197)

Balance at March 31, 2008	$753	$4,326	$26,581	$(6,299)	$(67)	$25,294

Balance at January 1, 2007	$750	$4,103	$25,644	$(5,767)	$(1,221)	$23,509

Net income	—	—	499	—	—	499

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	115	115

Comprehensive income						614

Stock options exercised	1	10	—	—	—	11

Stock options vested	—	12	—	—	—	12

Purchase 500 treasury shares		—	—	(38)	—	(38)

Balance at March 31, 2007	$751	$4,125	$26,143	$(5,805)	$(1,106)	$24,108

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$468	$499
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	30	45
Depreciation and amortization	164	174
Premium amortization on securities, net	67	114
Derivative valuation adjustment	240	(5)
Loans originated for sale	(1,373)	(298)
Proceeds from the sale of loans	1,277	305
Gain on loan sales	(28)	(7)
Gain on sales of securities	(22)	—
Vested stock options	27	12
Change in interest receivable and other assets	396	1,140
Change in interest payable and other liabilities	(301)	(280)
Net cash from operating activities	945	1,699

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	2,531	—
Proceeds from maturities and calls of securities	5,211	2,934
Purchases of securities available-for-sale	(10,063)	(221)
Proceeds from maturities of certificates of deposit	200	100
Purchases of certificates of deposit	(12,507)	—
Net change in loans receivable	1,858	2,493
Property and equipment expenditures	(7)	(17)
Net cash from investing activities	(12,777)	5,289

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	6,120	(11,451)
Change in federal funds purchased	—	3,500
Proceeds from other borrowings	6,214	—
Proceeds from options exercised	—	11
Purchases of treasury shares	(197)	(38)
Dividends paid	(1,297)	(1,300)
Net cash used in financing activities	10,840	(9,278)

Change in cash and due from banks	(992)	(2,290)

Cash and due from banks at beginning of period	16,499	10,644

CASH AND DUE FROM BANKS AT END OF PERIOD	$15,507	$8,354

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2008 and 2007

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in First Ottawa Bancshares, Inc.’s (the Company) annual report on Form 10-K for 2007 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

 The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2008	2007

Net income (in thousands)	$468	$499
Weighted average shares outstanding	646,603	649,488
Effect of dilutive securities:
Stock options	2,695	763
Shares used to compute diluted earnings per share	649,298	650,251

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2008 and 2007

NOTE 2 – EARNINGS PER SHARE (Continued)

Earnings per share:

Basic	$0.72	$0.77
Diluted	0.72	0.77

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$23,687	12.7%	$23,320	12.5%
Tier I capital (to risk-weighted assets)	22,074	11.9%	21,732	11.7%
Tier I capital (to average assets)	22,074	8.2%	21,732	8.1%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At March 31, 2008, the Company had $744,000 of certificates of deposit, which mature in the years 2008 through 2013 in which it pays the Federal Home Loan Bank a weighted average interest rate of 2.5% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in other expense.

In addition to the above, the Company also purchased $2.8 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature throughout 2008 through 2010.  The investments do not individually exceed $100,000 and are secured by the FDIC.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2008 and 2007

NOTE 4 – DERIVATIVES (Continued)

The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At March 31, 2008, the Bank had allocated $642,000 to this asset, and recorded a valuation loss of $158,000 for the current year.

NOTE 5 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1                                                                         Quoted prices in active markets for identical assets or liabilities

Level 2                                                                         Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                                                                         Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include certain collateralized mortgage and debt obligations, government agency bonds and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently holds no Level 3 securities.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2008 and 2007

NOTE 5 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Interest Rate Swap Agreements

The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$69,003	$1,265	$67,738	$—
Interest rate swap agreements – investment cds	640	—	640	—
Interest rate swap agreements – customer cds	202	—	202	—

NOTE 6 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2007 condensed consolidated financial statements in order to conform to the March 31, 2008 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 7 – FUTURE ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2008 and 2007

NOTE 7 – FUTURE ACCOUNTING PRONOUNCEMENTS (Continued)

replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting.  Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.”  The Company is evaluating the requirements of SFAS 141R and it is not expected to have an impact on the Company’s financial statements unless the Company acquires an entity in the future.

Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

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

The Company’s net income for the three months ended March 31, 2008, was $468,000, or $.72 per common share, compared to net income of $499,000, or $.77 per common share for the three months ended March 31, 2007.  The decrease in net income was due primarily to an decrease in  non-interest income. This decrease in non- interest income was partially offset by an increase in net-interest income.

The Company’s assets at March 31, 2008 were $280.7 million contrasted to $269.2 million at December 31, 2007, an increase of $11.4 million, or 4.2%.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2008 were $280.7 million contrasted to $269.2 million at December 31, 2007, an increase of $11.4 million, or 4.2%.  This increase in total assets was the result of an increase in certificates of deposits at other financial institutions and securities available for sale. In addition, the Company experienced modest decreases in loans due to current economic trends and a decline in demand, bank premises due to normal depreciation of existing assets and other assets.  The $11.4 million increase in assets was funded with a $6.2 million increase in FHLB advances and other borrowings, as well as $6.1 million in deposit growth.

Total liabilities at March 31, 2008 were $255.4 million compared to $244.6 million at December 31, 2007, an increase of $10.7 million, or 4.4%. This increase in total liabilities was primarily the  result of increases in NOW account deposits of $7.5 million, savings accounts of $1.6 million,  and a $6.2 million increase in other borrowings. The increases were partially offset by decreases in non-interest bearing demand accounts of $3.2 million, and other liabilities of $1.6 million. The decrease in other liabilities was primarily due to the payment of dividends in the first quarter.

Total shareholder’s equity was $25.3 million at March 31, 2008 compared to $24.6 million at December 31, 2007.  This increase was the result of $468,000 of additional retained earnings from net income for the quarter ended March 31, 2008 and an increase of $365,000, net of tax, in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2008 was $468,000, or $0.72 per share, a 6.2% decrease compared to $499,000, or $0.77 per share, in the first quarter of 2007.  The decrease in net income for the quarter was primarily the result of a decrease in non-interest income of $235,000 and a nominal increase in non-interest expense of $22,000. These decreases in income were offset with an increase in net-interest income of $221,000 compared to 2007 results. In addition, the provision for income taxes decreased by $5,000 in 2008 as compared to 2007.

The annualized return on average assets was 0.68% in the first quarter of 2008 compared to 0.72% in the first quarter of 2007.   The annualized return on average equity decreased to 7.42% in the first quarter of 2008 from 7.99 the first quarter of 2007

NET INTEREST INCOME

Net interest income was $2.2 million for the three months ended March 31, 2008 compared to $2.0 million in 2007, a 10.1% increase.  Total interest income increased $8,000 to $3.7 million for the three months ended March 31, 2008 compared to the same period in 2007.  This increase was the result of an increase in loan income of $33,000.  In addition, income on certificates of deposit held for investment increased by $39,000 to $77,000 in 2008. Also, income from Federal Funds sold increased by $46,000, to $64,000 in 2008. Increased interest income was a result of increases in both interest rates on investments and increased volume of investment certificates of deposits and average loans outstanding during the first quarter of 2008. These increases were partially offset by the reduction in securities income of $110,000 to $633,000 in 2008.  Decreased securities income was attributable to decreases in principal balances of securities available-for-sale compared to the end of the first quarter of 2007.

The Company’s net interest margin was 3.66% for the three months ended March 31, 2008 compared to 3.51% a year earlier.  This decrease was the direct result of a decreasing interest rate environment over the past 6 months. Interest rates were stable through September of 2007, but then began to fall through the current quarter end. The yield on average earning assets decreased to 5.91% for the three months ended March 31, 2008 from 6.13% for the same period ended March 31, 2007, a 22 basis point decrease.  This decrease was offset by an even larger decrease in the cost of funds to 2.25% from 2.62% paid for the same period ended March 31, 2008, a 37 basis point decrease. The largest decrease in interest expense was due to a $208,000 decrease in interest paid on money market accounts. This reduction was due to both rate and volume factors.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30,000 in the first quarter of 2008, compared to $45,000 for the same period in 2007. As of March 31, 2008, the allowance for loan losses totaled $1.6 million, or 0.98% of total loans, which has increased from 0.96% as of December 31, 2007.  Nonaccrual loans increased from $1.2 million at December 31, 2007 to $1.6 million at March 31, 2008. Nonperforming loans, including nonaccrual loans, increased $205,000 to $2.0 million over the same period. Management feels that these nonperforming loans are well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the economy for the remainder of 2008. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses is adequate at March 31, 2008 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $402,000 for the three months ended March 31, 2008 compared to $637,000 for the same period in 2007, a decrease of $235,000 or 36.9%. The decrease in non-interest income was primarily due to a $229,000 decrease in other non-interest income resulting from the market valuation of derivatives related to investment certificates of deposit. Derivatives market value losses related to indexed certificates of deposit were $158,000 in the first quarter 2008 compared to market value income of $29,000 for the same period in 2007. Service charge income on deposits experienced a decrease of $49,000 to $191,000 for the first quarter 2008 compared to prior year. This decrease was partially offset by an increase in the gain on the sale of loans of $21,000 and an increase in gain on the sale of securities of $22,000 in 2008 over the same period in 2007.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.0 million for the three months ended March 31, 2008 and 2007. Salaries and benefits, the largest component of non-interest expense, decreased $61,000, or 5.3%, to $1.1 million due to a slight reduction in staff.  Modest decreases in supplies expense of $10,000 and amortization of core deposit intangible expense of $10,000 were offset by an increase in occupancy and equipment expense of $8,000, increased data processing expense s of $36,000, and other expenses of $50,000. Amortization is related to the core deposit intangible resulting from the purchase of our two Streator branches in 2003. In addition, income tax expense decreased $5,000 to $131,000 in 2008 compared to the same period in 2007.

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

Liquidity management is both a daily and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of  (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations. The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At March 31, 2008, cash and short-term investments totaled $15.5 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall and Ilsley Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2008:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Federal funds purchased	$8,940	$8,940	$—	$—	$—
Data processing contract payable	1,224	223	445	445	111
Lines of credit(1)	19,070	11,831	5,129	247	1,863
Standby letters of credit(1)	675	675	—	—	—

	$29,909	$21,669	$5,574	$692	$1,974

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2008.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1.A.                RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	0	0	0	0
February 1 2008 through February 29, 2008	860	$78.13	0	0
March 1, 2008 through March 31, 2008	1,666	$78.13	0	0
Total	2,526	$78.13	0	0

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ Joachim J. Brown
Date: May 14, 2008	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Vincent G Easi
Date: May 14, 2008	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)