Form 10-Q
period 2008-06-30
FIRST OTTAWA BANCSHARES INC
filed 2008-08-13
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)      Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of August 13, 2008, the Registrant had outstanding 644,849 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$23,255	$16,499
Certificates of deposit	16,893	3,808
Securities available-for-sale	65,909	66,174
Loans, less allowance for loan losses of $1, 590 and $1,588	159,005	163,837
Bank premises and equipment, net	7,356	7,517
Interest receivable and other assets	11,303	11,396

Total assets	$283,721	$269,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand - non-interest-bearing	$38,490	$33,710
NOW accounts	62,063	54,963
Money market accounts	40,588	29,884
Savings	22,761	21,954
Time, $100,000 and over	29,921	44,491
Other time	55,985	55,375
Total deposits	249,808	240,377

Other borrowings	6,000	—
Interest payable and other liabilities	2,988	4,248
Total liabilities	258,796	244,625

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 752,595 issued	753	753
Additional paid-in capital	4,356	4,300
Retained earnings	26,553	26,113
Treasury stock, at cost, 107,746 shares and 105,220 shares	(6,299)	(6,102)
Accumulated other comprehensive loss	(438)	(458)
Total shareholders’ equity	24,925	24,606

Total liabilities and shareholders’ equity	$283,721	$269,231

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans (including fee income)	$2,749	$3,034	$5,630	$5,882
Securities
Taxable	351	497	752	1,027
Exempt from federal income tax	279	211	511	424
Certificates of deposit	140	38	217	76
Federal funds sold	51	12	115	30
Total interest income	3,570	3,792	7,225	7,439

Interest expense
NOW account deposits	136	251	294	486
Money market deposit accounts	115	321	260	674
Savings deposits	30	32	60	63
Time deposits	900	873	1,944	1,836
Other borrowings	47	—	80	—
Federal funds purchased	—	74	—	100
Total interest expense	1,228	1,551	2,638	3,159

NET INTEREST INCOME	2,342	2,241	4,587	4,280
Provision for loan losses	30	45	60	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,312	2,196	4,527	4,190
Non-interest income
Service charges on deposit accounts	228	252	419	492
Trust and farm management fee income	135	135	270	270
Gain on loan sales	17	15	45	22
Securities gains	6	—	28	—
Other income	147	207	173	462
Total non-interest income	533	609	935	1,246

Non-interest expenses
Salaries and employee benefits	1,091	1,165	2,183	2,318
Occupancy and equipment expense	321	314	645	630
Data processing expense	112	97	239	188
Supplies	31	29	58	66
Professional fees	136	152	238	245
Amortization of core deposit intangible	41	51	82	102
Other expenses	286	251	591	506
Total non-interest expenses	2,018	2,059	4,036	4,055

INCOME BEFORE INCOME TAXES	827	746	1,426	1,381

Provision for income taxes	211	162	342	298

NET INCOME	$616	$584	$1,084	$1,083

Earnings per share-basic	$0.96	$0.90	$1.68	$1.67
Earnings per share-diluted	$0.95	$0.90	$1.67	$1.67
Dividends per share	$1.00	$1.00	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2008 and 2007

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance at January 1, 2008	$753	$4,300	$26,113	$(6,102)	$(458)	$24,606

Net income	—	—	1,084	—	—	1,084

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(5)	(5)
Net gain relating to benefit obligation	—	—	—	—	25	25

Comprehensive income	—	—	—	—	—	1,104

Cash dividends declared ($1 per share)	—	—	(644)	—	—	(644)

Stock options vested	—	53	—	—	—	53

Stock options exercised	—	3	—	—	—	3

Purchased 2,526 treasury shares	—	—	—	(197)	—	(197)

Balance at June 30, 2008	$753	$4,356	$26,553	$(6,299)	$(438)	$24,925

Balance at January 1, 2007	$750	$4,103	$25,644	$(5,767)	$(1,221)	$23,509

Net income	—	—	1,083	—	—	1,083

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(4)	(4)

Comprehensive income						1,079

Cash dividends declared ($1 per share)	—	—	(649)	—	—	(649)

Stock options vested	—	36	—	—	—	36

Stock options exercised	1	51	—	—	—	52

Purchased 1,521 treasury shares	—	—	—	(116)	—	(116)

Balance at June 30, 2007	$751	$4,190	$26,078	$(5,883)	$(1,225)	$23,911

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,084	$1,083
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	60	90
Depreciation and amortization	329	354
Premium amortization on securities, net	125	208
Derivative valuation adjustment	316	(89)
Loans originated for sale	(2,177)	(924)
Proceeds from the sale of loans	2,222	946
Gain on loan sales	(45)	(22)
(Gain) loss on sales of securities	(28)	—
Vested stock options	53	36
Change in interest receivable and other assets	90	784
Change in interest payable and other liabilities	(607)	(482)
Net cash from operating activities	1,422	1,984

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	3,561	—
Proceeds from maturities of securities	10,383	7,657
Purchases of securities available-for-sale	(13,784)	(221)
Proceeds from maturities of certificates of deposit	1,390	450
Purchases of certificates of deposit	(14,791)	(99)
Net change in loans receivable	4,614	(1,749)
Proceeds from sale of other real estate owned	99	—
Net property and equipment expenditures	(78)	(95)
Net cash from investing activities	(8,606)	5,943

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	9,431	5,279
Repayment of other borrowings	(214)	—
Proceeds from other borrowings	6,214	—
Purchase of treasury shares	(197)	(116)
Proceeds from exercised options	3	52
Dividends paid	(1,297)	(1,300)
Net cash from financing activities	13,940	3,915

Change in cash and cash equivalents	6,756	11,842

Cash and cash equivalents at beginning of period	16,499	10,644

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,255	$22,486

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2008 and 2007

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2007 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (in thousands)	$616	$584	$1,084	$1,083
Weighted Average Shares outstanding	644,809	649,030	645,706	649,258
Effect of dilutive securities:
Stock options	2,483	1,058	2,575	911
Shares used to compute diluted earnings per share	647,292	650,088	648,281	650,169

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2008 and 2007

NOTE 2 – EARNINGS PER SHARE (Continued)

Earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic	$0.96	$0.90	$1.68	$1.67
Diluted	0.95	0.90	1.67	1.67

NOTE 3 – CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	June 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$23,712	12.9%	$23,320	12.5%
Tier I capital (to risk-weighted assets)	22,122	12.1%	21,732	11.7%
Tier I capital (to average assets)	22,122	8.0%	21,732	8.1%

At June 30, 2008, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At June 30, 2008, the Company had $653,000 of certificates of deposit, which mature in 2008 through 2012, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.12% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $2.6 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature in 2008 through 2011.  The investments individually do not exceed $100,000 and are secured by the FDIC.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At June 30, 2008, the Bank had allocated $545,000 to this asset and recorded valuation losses of $176,000 for the current year.

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE 5 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

(Continued)

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

NOTE 5 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

(Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$65,909	$1,301	$64,608	$—
Interest rate swap agreements – investment cds	545	—	545	—
Interest rate swap agreements – customer cds	146	—	146	—

NOTE 6 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2007 condensed consolidated financial statements in order to conform to the June 30, 2008 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

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

The Company’s net income for the six months ended June 30, 2008, was $1.1 million, or $1.68 per common share, compared to net income of $1.1 million, or $1.67 per common share for the six months ended June 30, 2007.

The Company’s assets at June 30, 2008 were $283.7 million contrasted to $269.2 million at December 31, 2007, an increase of $14.5 million, or 5.4%.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2008 were $283.7 million contrasted to $269.2 million at December 31, 2007, an increase of $14.5 million, or 5.4%.  This increase was the result of an increase in cash and cash equivalents and certificates of deposits at other financial institutions. These increases were partially offset by decreases in securities available for sale, loans and interest receivable and other assets. Cash and cash equivalents increased as a result of a $4.7 million increase in federal funds sold and a $2.1 million increase in cash and due from banks. This increase was funded through deposit growth from local municipalities as a result of real estate tax collections. Loan balances outstanding decreased by $4.8 million due to decreased demand as a result of the contraction in the housing market and it’s impact on the economy, along with pay downs in the portfolio. Other assets decreased by $243,000, due to continued accretion of the core deposit intangible and a reduction in prepaid insurance.

Total liabilities at June 30, 2008 were $258.8 million compared to $244.6 million at December 31, 2007, an increase of $14.2 million, or 5.8%. This increase was primarily the result of an increase in NOW and money market accounts holding public funds.  Deposits increased by $9.4 million, from $240.4 million at December 31, 2007, to $249.8 million at June 30, 2008, primarily due to increases in short term deposits of a local municipality and county funds resulting from real estate tax payments. Other borrowings increased by $6.0 million as a result of Federal Home Loan Bank advances obtained during the first quarter of 2008. Other liabilities decreased by $1.3 million due to the reduction of dividends payable at year end 2007 .

Total equity increased to $24.9 million at June 30, 2008 compared to $24.6 million at December 31, 2007. This increase was due primarily to an increase in net income of $1.1 million for the period ended June 30, 2008. Net income was offset by dividends in the amount of $648,000, payable to shareholders in July 2008 that were declared in June 2008.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2008 was $616,000, or $0.96 per share, a 5.5% increase compared to $584,000, or $0.90 per share, in the second quarter of 2007.  The increase in net income for the quarter was primarily the result of an increase in net interest income of $101,000, and a decrease in non-interest expense of $41,000. These increases were partially offset by a decrease in non-interest income of $76,000. The increase in income before taxes also resulted in an increase in the income tax provision of $49,000.

During the six months ended June 30, 2008, net income was $1.1 million, or $1.68 per share, compared to $1.1 million, or $1.67 per share during the first six months of 2007.  This 0.1% increase in net income for the six month period was primarily due to an increase in net-interest income of $307,000, and a decrease in non interest expense of $19,000, which were partially offset by a decrease in non-interest income of $311,000, or 25.0%.The increase in the Company’s pretax income also resulted in an increase in the tax provision of $44,000.

The annualized return on average assets was 0.78% for the six months ended June 30, 2008, compared to 0.78% in 2007.  The annualized return on average equity increased to 9.1% for the six months ended June 30, 2008, from 9.0% in 2007.

NET INTEREST INCOME

Net interest income increased by 4.5% to $2.3 million for the three months ended June 30, 2008 as compared to 2007.  Total interest income decreased to $3.6 million for the three months ended June 30, 2008, compared to $3.8 million for the three months ended June 30, 2007.  This change was primarily the result of a decrease in interest income from loans to $2.7 million for the three months ended June 30, 2008 from $3.0 million for the same period a year earlier. This decrease was the result of $2.1 million decrease in the loan portfolio compared to prior year and loans repricing downward as interest rates decreased during the first half of 2008. In addition, a decrease in interest income from taxable investment securities of $146,000 compared to prior year resulted in a change of $222,000 in total interest income. Interest expense decreased to $1.2 million for the three months ended June 30, 2008 from $1.6 million for the same period ended June 30, 2007, a 20.8% decrease. Decreased interest expense was a result of lower rates paid on deposits. The $323,000 decrease in interest expense offset the decrease in interest income for the quarter resulting in a $101,000 increase in net interest income for the quarter in 2008 compared to prior year.

Net interest income for the six months ended June 30, 2008 was $4.6 million compared to $4.3  million for the same period in 2007. The increase in 2008 was primarily the result of a $521,000 decrease in interest expense which was partially offset by a $214,000 decrease in interest income compared to prior year. The Company’s net interest margin was 3.72% for the six months ended June 30, 2008 and 3.56% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $4.7 million for the six months ending June 30, 2008 and $4.4 million for the same period in 2007. The tax equivalent yield on average earning assets of $254.9 million in 2008 and $246.4 million for the same period in 2007, decreased to 5.80% for the six months ended June 30, 2008 from 6.15% for the same period ended June 30, 2007, a decrease of 35 basis points. This decrease was offset by a corresponding decrease in the cost of funds to 2.45% from 3.00% paid for the same period ended June 30, 2007, a 55 basis point decrease. These decreases were a result of ongoing repricing of assets and liabilities as they matured in the decreasing rate environment in late 2007 and during the first six months of 2008.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30,000 during the second quarter of 2008 compared to $45,000 during the second quarter of 2007. Year to date provision for loan loss was $60,000 in 2008 compared to $90,000 in 2007. As of June 30, 2008, the allowance for loan losses totaled $1.6 million, or .99% of total loans, which increased from ..96% as of December 31, 2007.  Nonaccrual loans decreased from $1.2 million at December 31, 2007 to $900,000 at June 30, 2008. Nonperforming loans, including nonaccrual loans, decreased $522,000 to $1.3 million over the same period. Management feels that the Bank was well collateralized on the nonperforming loans, which significantly reduces the Company’s exposure to losses on the credits.

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

Management has concluded that the allowance for loan losses was adequate at June 30, 2008. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $533,000 for the three months ended June 30, 2008 compared to $609,000 for the same period in 2007, a decrease of $76,000, or 12.5%. The decrease in non-interest income was primarily due to decreases in service charges on deposit accounts of $24,000, and other income of $60,000.  The decrease in deposit service charges was a result of decreased daily overdraft charges compared to the prior year. Other income decreased due to market value adjustments associated with the derivative portion of Certificates of Deposits held for investment purposes.

For the six months ended June 30, 2008, non-interest income decreased by 25.0% or $311,000 to $935,000.  Service charges on deposit accounts decreased by $73,000, or 14.8%, due to lower overdraft volume. Other income decreased $289,000 or 62.6% due to market value adjustments associated with the derivative portion of Certificates of Deposits held for investment purposes. These decreases were offset by increased gains on investment securities sold of $28,000 compared to the prior year.  Also, gains on loan sales to the secondary market increased $23,000 due to increased origination and refinancing volume.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.0 million for the three months ended June 30, 2008 and $2.1 million for the same period in 2007.  Non-interest expense decreased by $41,000 for the three months ended June 30, 2008, compared to 2007. Salaries and benefits, the largest component of non-interest expense, decreased $74,000, or 6.4%, to $1.1 million.  Decreases in advertising expense of $10,000, amortization of core deposit intangible of $10,000, professional fees expense of $16,000, and salaries and benefits expense of $74,000 were offset by nominal increases in occupancy expense, supplies expense, and data processing expenses. Other expenses increased by $35,000 over prior year due to an increase in the Company’s hazard insurance, bank owned life insurance and also increased director fees.

For the six months ended June 30, 2008, non-interest expense decreased $19,000 to $4.0 million, or -0.5%, compared to the year earlier period.  Salaries and benefits decreased $135,000, or -5.8%, to $2.2 million.  Decreases in data processing expense of $4,000, amortization of the core deposit intangible of $20,000, supplies of $8,000, advertising expense of $20,000, and professional fees of $7,000 were partially offset by increased other expense of $85,000, data processing expense of $51,000, and occupancy expense of $15,000. Other expense increased due to insurance expenses, director fees expense, and an increase in losses associated with the sale of other real estate.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2008, cash and short-term investments totaled $23.3 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

LIQUIDITY AND CAPITAL RESOURCES

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2008:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$17,378	$11,093	$3,818	$677	$1,790
Federal Home Loan Bank advances	6,000	2,000	4,000	—	—
Data processing contract payable	1,168	223	445	445	55
Standby letters of credit(1)	392	392	—	—	—

	$24,938	$13,708	$8,263	$1,122	$1,845

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2008.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Election of Directors

At the Annual Meeting of Stockholders on May 21, 2008, Thomas E. Haeberle, Thomas P. Rooney and William J. Walsh were elected to serve as Class III directors until the 2011 Annual Meeting of Stockholders. Bradley J. Armstrong, Donald J. Harris, and Brian P. Zabel continue to serve as Class I directors with a term expiring in 2009.  Joachim J. Brown, John L. Cantlin, and Patty P. Godfrey continue to serve as Class II directors with a term expiring in 2010. The voting for each Class III director was as follows:

	Votes For	Votes Withheld
Thomas E. Haeberle	452,275	20,088
Thomas P. Rooney	451,265	21,098
William J. Walsh	451,515	20,848

On May 21, 2008, First Ottawa Bancshares, Inc.’s Board of Directors unanimously elected Thomas P. Rooney as Chairman of the Board and also elected Bradley J. Armstrong as Vice Chairman for 2008.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: August 13, 2008	/S/ Joachim J. Brown
Joachim J. Brown
President (Chief Executive Officer)

Date: August 13, 2008	/S/ Vincent G. Easi
Vincent G. Easi
Chief Financial Officer