Form 10-Q
period 2008-09-30
FIRST OTTAWA BANCSHARES INC
filed 2008-11-14
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 13, 2008, the Registrant had outstanding 644,849 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$28,010	$16,499
Certificates of deposit	13,914	3,808
Securities available-for-sale	59,571	66,174
Loans, less allowance for loan losses of $1,610 and $1,588	158,543	163,837
Bank premises and equipment, net	7,285	7,517
Interest receivable and other assets	11,408	11,396

Total assets	$278,731	$269,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$32,868	$33,710
NOW accounts	66,205	54,963
Money market accounts	39,639	29,884
Savings	22,282	21,954
Time, $100,000 and over	27,329	44,491
Other time	54,651	55,375
Total deposits	242,974	240,377

Other borrowings	6,000	—
Repurchase agreements	2,000	—
Interest payable and other liabilities	2,334	4,248
Total liabilities	253,308	244,625

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 752,595 issued	753	753
Additional paid-in capital	4,382	4,300
Retained earnings	27,126	26,113
Treasury stock, at cost, 107,746 shares and 105,220 shares	(6,299)	(6,102)
Accumulated other comprehensive loss	(539)	(458)
Total shareholders’ equity	25,423	24,606

Total liabilities and shareholders’ equity	$278,731	$269,231

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans (including fee income)	$2,659	$3,060	$8,289	$8,942
Securities
Taxable	302	466	1,054	1,493
Exempt from federal income tax	263	208	774	632
Certificates of deposit	151	56	368	132
Federal funds sold	70	213	185	243
Total interest income	3,445	4,003	10,670	11,442

Interest expense
NOW account deposits	134	259	428	745
Money market deposit accounts	134	340	394	1,014
Savings deposits	29	30	89	93
Time deposits	784	981	2,728	2,817
Other borrowings	46	—	126	—
Repurchase agreements	1	—	1	—
Federal funds purchased	—	—	—	100
Total interest expense	1,128	1,610	3,766	4,769

NET INTEREST INCOME	2,317	2,393	6,904	6,673
Provision for loan losses	30	45	90	135

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,287	2,348	6,814	6,538
Non-interest income
Service charges on deposit accounts	227	273	646	765
Trust and farm management fee income	135	135	405	405
Gain on loan sales	9	4	54	26
Securities gains (losses)	(8)	—	20	—
Market value adjustment on derivatives	(80)	11	(256)	146
Other income	140	151	489	478
Total non-interest income	423	574	1,358	1,820

Non-interest expenses
Salaries and employee benefits	1,079	1,131	3,262	3,449
Occupancy and equipment expense	339	311	984	941
Data processing expense	111	105	350	293
Supplies	31	23	89	89
Professional fees	95	151	333	396
Amortization of core deposit intangible	40	51	122	153
Other expenses	254	238	845	744
Total non-interest expenses	1,949	2,010	5,985	6,065

INCOME BEFORE INCOME TAXES	761	912	2,187	2,293

Provision for income taxes	188	239	530	537

NET INCOME	$573	$673	$1,657	$1,756

Earnings per share-basic	$0.89	$1.04	$2.57	$2.71
Earnings per share-diluted	$0.89	$1.04	$2.56	$2.70
Dividends per share	$1.00	$1.00	$1.00	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2008 and 2007

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity

Balance at January 1, 2008	$753	$4,300	$26,113	$(6,102)	$(458)	$24,606

Net income	—	—	1,657	—	—	1,657

Unrealized net loss on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	(106)	(106)
Net gain relating to benefit obligation	—	—	—	—	25	25

Comprehensive income	—	—	—	—	—	1,576

Cash dividends declared ($1 per share)	—	—	(644)	—	—	(644)

Stock options vested	—	79	—	—	—	79

Stock options exercised	—	3	—	—	—	3

Purchased 2,526 treasury shares	—	—	—	(197)	—	(197)

Balance at September 30, 2008	$753	$4,382	$27,126	$(6,299)	$(539)	$25,423

Balance at January 1, 2007	$750	$4,103	$25,644	$(5,767)	$(1,221)	$23,509

Net income	—	—	1,756	—	—	1,756

Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	465	465

Comprehensive income						2,221

Cash dividends declared ($1 per share)	—	—	(649)	—	—	(649)

Stock options vested	—	47	—	—	—	47

Stock options exercised	2	92	—	—	—	94

Purchased 1,708 treasury shares	—	—	—	(131)	—	(131)

Balance at September 30, 2007	$752	$4,242	$26,751	$(5,898)	$(756)	$25,091

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,657	$1,756
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	90	135
Depreciation and amortization	494	525
Premium amortization on securities, net	187	286
Derivative valuation adjustment	609	385
Loans originated for sale	(2,596)	(1,009)
Proceeds from the sale of loans	2,650	1,035
Gain on loan sales	(54)	(26)
(Gain) loss on sales of securities	(20)	—
Vested stock options	79	47
Change in interest receivable and other assets	(78)	397
Change in interest payable and other liabilities	(617)	(335)
Net cash from operating activities	2,401	3,196

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	4,333	—
Proceeds from maturities of securities	15,783	10,598
Purchases of securities available-for-sale	(13,842)	(221)
Proceeds from maturities of certificates of deposit	6,064	1,650
Purchases of certificates of deposit	(16,779)	(3,082)
Net change in loans receivable	5,017	(113)
Proceeds from sale of other real estate owned	200	16
Net property and equipment expenditures	(127)	(160)
Net cash from investing activities	649	8,688

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	2,597	1,880
Repayment of other borrowings	(214)	—
Proceeds from other borrowings	6,214	—
Change in securities sold under agreements to repurchase	2,000	—
Purchase of treasury shares	(197)	(131)
Proceeds from exercised options	3	94
Dividends paid	(1,942)	(1,949)
Net cash from financing activities	8,461	(106)

Change in cash and cash equivalents	11,511	11,778

Cash and cash equivalents at beginning of period	16,499	10,644

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,010	$22,422

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2008 and 2007

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (in thousands)	$573	$673	$1,657	$1,756
Weighted Average Shares outstanding	644,849	648,898	645,418	649,137
Effect of dilutive securities:
Stock options	1,611	979	1,636	933
Shares used to compute diluted earnings per share	646,460	649,877	647,064	650,070

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2008 and 2007

NOTE 2 – EARNINGS PER SHARE (Continued)

Earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Basic	$0.89	$1.04	$2.57	$2.71
Diluted	0.89	1.04	2.56	2.70

Anti dilutive shares:

Options to purchase 6,314 shares at $70.00 per share, 10,400 shares at $76.00 per share, 10,600 shares at $77.00 per share, and 12,400 shares at $78.13 per share were outstanding at September 30, 2008, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2008 because the options’ exercise price was greater than the average market price of the common shares.

NOTE 3 – CAPITAL RATIOS

At the end of the period, the Company’s and Bank’s capital ratios were materially the same and were:

	September 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,376	13.6%	$23,320	12.5%
Tier I capital (to risk-weighted assets)	22,766	12.7%	21,732	11.7%
Tier I capital (to average assets)	22,766	8.3%	21,732	8.1%

At September 30, 2008, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

NOTE 4 - DERIVATIVES

The Company uses derivatives to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Federal Home Loan Bank of Chicago to fix the interest rate on a specific certificate of deposit product.  At September 30, 2008, the Company had $417,000 of certificates of deposit, which mature in 2008 through 2012, in which it pays the Federal Home Loan Bank a weighted average interest rate of 3.08% and will receive an interest rate from the Federal Home Loan Bank based on the appreciation of the S&P 500 Index.  This interest received from the Federal Home Loan Bank will be paid to the customer.  The assets and liabilities in this transaction are being netted and the expense recorded in interest expense on deposits.

In addition to the above, the Company also purchased $2.2 million of certificates of deposit, which are included in the certificates of deposit caption on the consolidated balance sheet.  These investments mature in 2008 through 2010.  The investments individually do not exceed $100,000 and are insured by the FDIC.  The initial investment is not at risk, but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index.  The fair value of this embedded derivative is recorded in investment certificates of deposit and the fair value adjustment is included in other income.  At September 30, 2008, the Bank had allocated $337,000 to this asset and recorded valuation losses of $256,000 for the current year.

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

NOTE 5 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$59,571	$1,186	$58,385	$—
Interest rate swap agreements – investment cds	337	—	337	—
Interest rate swap agreements – customer cds	57	—	57	—

NOTE 6 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2007 condensed consolidated financial statements in order to conform to the September 30, 2008 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 7- FUTURE ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. SFAS 141R is expected to have an impact on the Company’s accounting for any business combinations closing on or after January 1, 2009.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

NOTE 7- FUTURE ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that SFAS 160 will have an impact on its financial results.

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

The Company’s net income for the nine months ended September 30, 2008, was $1.7 million, or $2.57 per common share, compared to net income of $1.8 million, or $2.71 per common share for the nine months ended September 30, 2007. The Company’s assets at September 30, 2008 were $278.7 million contrasted to $269.2 million at December 31, 2007, an increase of $9.5 million, or 3.5%.

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

RECENT DEVELOPMENTS

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Company.  Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and attempt to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”).  The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate.  This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions.  Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program.  Many financial institutions have already announced that they will participate in the Capital Purchase Program.  While the Company’s management believes that the Company has sufficient capital to support its growth, the Company is considering whether or not to participate in the Capital Purchase Program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions.  Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days.  Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits.  After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program.  The Company is assessing its participation in the Temporary Liquidity Guarantee Program and anticipates that it will participate in the insurance program covering the non-interest bearing deposits but not participate in the program to guarantee unsecured senior debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format.  Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability.  The U.S. Treasury has not issued any definitive guidance regarding this program and the Company’s management has not determined whether or not it will participate.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities.  The program may take any form and may vary by asset class, but it must be voluntary and self-funding.  The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets.  The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date.  The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including the Bank, from $100,000 to $250,000.  The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company’s future financial condition and results of operations.

The preceding is a summary of recently enacted laws and regulations that could materially impact the Company’s results of operations or financial condition.  This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in the Company’s 2007 Form 10-K.

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2008 were $278.7 million contrasted to $269.2 million at December 31, 2007, an increase of $9.5 million, or 3.5%.  This increase was the result of an increase in cash and cash equivalents and certificates of deposits at other financial institutions. These increases were partially offset by decreases in securities available for sale, loans and interest receivable and other assets. Cash and cash equivalents increased as a result of a $11.5 million increase in cash and due from banks. This increase was funded through decreases in securities available for sale of $6.6 million and deposit growth of $2.6 million from local municipalities as a result of real estate tax collections. Certificates of deposits held for investment purposes increased $10.1 million due to favorable interest rates offered on short term deposits versus bond yields that were available over the same period of time. Loan balances outstanding decreased by $5.3 million due to decreased demand as a result of the contraction in the housing market and it’s impact on the economy, along with pay downs in the portfolio. Other assets remained relatively constant , increasing by $12,000 compared to December 31, 2007.

Total liabilities at September 30, 2008 were $253.3 million compared to $244.6 million at December 31, 2007, an increase of $8.7 million, or 3.5%. This increase was primarily the result of an increase in NOW and money market accounts holding public funds.  Deposits increased by $2.6 million, from $240.4 million at December 31, 2007, to $243.0 million at September 30, 2008, primarily due to increases in short term deposits of a local municipality and county funds resulting from real estate tax payments. Other borrowings increased by $6.0 million as a result of Federal Home Loan Bank advances obtained during the first quarter of 2008. Repurchase agreements increased by $2.0 million during the third quarter of 2008. Other liabilities decreased by $1.9 million due to the reduction of dividends payable at year end 2007.

Total equity increased to $25.4 million at September 30, 2008 compared to $24.6 million at December 31, 2007. This increase was due primarily to an increase in net income of $1.7 million for the period ended September 30, 2008. Net income was offset by dividends in the amount of $648,000, payable to shareholders in July 2008 that were declared in June 2008.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2008 was $573,000, or $0.89 per share, a 14.9% decrease compared to $673,000, or $1.04 per share, in the third quarter of 2007.  The decrease in net income for the quarter was primarily the result of a decrease in non-interest income of $151,000 and a decrease in net interest income of $76,000. These decreases were partially offset by a decrease in non-interest expense of $61,000. The decrease in income before taxes also resulted in a decrease in the income tax provision of $51,000 for the third quarter compared to prior year.

During the nine months ended September 30, 2008, net income was $1.7 million, or $2.57 per share, compared to $1.8 million, or $2.71 per share during the first nine months of 2007.  This 5.6% decrease in net income for the nine month period was primarily due to a decrease in non-interest income of $462,000, or 25.4%. This decrease was partially offset by an increase in net-interest income of $231,000, and a decrease in non interest expense of $80,000. The decrease in the Company’s pretax income also resulted in a decrease in the tax provision of $7,000.

The annualized return on average assets was 0.79% for the nine months ended September 30, 2008, compared to 0.84% in 2007.   The annualized return on average equity decreased to 9.1% for the nine months ended September 30, 2008, from 9.3% in 2007.

NET INTEREST INCOME

Net interest income decreased by 3.2% to $2.3 million for the three months ended September 30, 2008 as compared to 2007.  Total interest income decreased to $3.5 million for the three months ended September 30, 2008, compared to $4.0 million for the three months ended September 30, 2007.  This change was primarily the result of a decrease in interest income from loans to $2.7 million for the three months ended September 30, 2008 from $3.1 million for the same period a year earlier. This decrease was primarily the result of the decrease in total loans as well as loans repricing downward as interest rates decreased during the first three quarters of 2008. In addition, decreases in interest income from taxable investment securities of $164,000, and interest income on federal funds sold of $143,000, compared to prior year resulted in a change of $558,000 in total interest income. Interest expense decreased to $1.1 million for the three months ended September 30, 2008 from $1.6 million for the same period ended September 30, 2007, a 29.9% decrease. Decreased interest expense was a result of lower rates paid on deposits. The $558,000 decrease in interest income offset the decrease in interest expense for the quarter resulting in a $76,000 decrease in net interest income for the quarter in 2008 compared to prior year.

Net interest income for the nine months ended September 30, 2008 was $6.9 million compared to $6.7 million for the same period in 2007. The increase in 2008 was primarily the result of a $1.0 million decrease in interest expense which was partially offset by a $772,000 decrease in interest income compared to prior year. The Company’s net interest margin was 3.73% for the nine months ended September 30, 2008 and 3.59% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $7.1 million for the nine months ending September 30, 2008 and $6.7 million for the same period in 2007. The tax equivalent yield on average earning assets of $254.7 million in 2008 and $250.5 million for the same period in 2007, decreased to 5.70% for the nine months ended September 30, 2008 from 6.13% for the same period ended September 30, 2007, a decrease of 43 basis points. This decrease was offset by a corresponding decrease in the cost of funds to 2.33% from 2.95% paid for the same period ended September 30, 2007, a 62 basis point decrease. These decreases were a result of ongoing repricing of assets and liabilities as they matured in the decreasing rate environment in late 2007 and during the first nine months of 2008.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30,000 during the third quarter of 2008 compared to $45,000 during the third quarter of 2007. Year to date provision for loan loss was $90,000 in 2008 compared to $135,000 in 2007. As of September 30, 2008, the allowance for loan losses totaled $1.6 million, or 1.00% of total loans, which increased from .96% as of December 31, 2007.  Nonaccrual loans decreased from $1.2 million at December 31, 2007 to $982,000 at September 30, 2008. Nonperforming loans, including nonaccrual loans, increased $659,000 to $2.5 million over the same period. As of September 30, 2008, management believed that the Bank was well collateralized on the nonperforming loans as of that date, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy has shown very little improvement, borrowers may continue to experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses was adequate at September  30, 2008. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $423,000 for the three months ended September 30, 2008 compared to $574,000 for the same period in 2007, a decrease of $151,000, or 26.3%. The decrease in non-interest income was primarily due to decreases in service charges on deposit accounts of $46,000, and market value adjustments associated with the derivative portion of Certificates of Deposits held for investment purposes of $186,000. The return on these certificates are based on a calculation of the appreciation or decline in the S&P 500 Index.  The decrease in deposit service charges was a result of decreased volume of daily overdraft charges compared to the prior year.

For the nine months ended September 30, 2008, non-interest income decreased by 25.4% or $462,000 to $1.4 million.  Service charges on deposit accounts decreased by $119,000, or 15.6%, due to lower overdraft volume. Market value adjustments associated with the derivative portion of Certificates of Deposits held for investment purposes decreased $402,000, a 275.3% decrease compared to the same period in 2007.  These decreases were partially offset by increased gains on investment securities sold of $28,000 compared to the prior year.  Also, gains on loan sales to the secondary market increased $20,000 due to increased origination and refinancing volume while other income increased $11,000.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.0 million for the three months ended September 30, 2008 and $2.0 million for the same period in 2007.  Non-interest expense decreased by $61,000 for the three months ended September 30, 2008, compared to 2007. Salaries and benefits, the largest component of non-interest expense, decreased $52,000, or 4.6%, to $1.1 million.  Decreases in amortization of core deposit intangible of $11,000, professional fees expense of $56,000, and salaries and benefits expense of $52,000 were offset by increases in occupancy expense of $28,000 and other expenses of $16,000. Occupancy expense increased due to higher utility and maintenance costs in the current year. Other expenses increased by $16,000 over prior year due to an increase in the Company’s hazard insurance, bank owned life insurance and also increased director fees. In addition, there were nominal increases in supplies expense and data processing expenses.

For the nine months ended September 30, 2008, non-interest expense decreased $80,000 to $6.0 million, or -1.3%, compared to the year earlier period.  Salaries and benefits decreased $187,000, or -5.4%, to $3.3 million.  Decreases in amortization of the core deposit intangible of $31,000, and professional fees of $63,000 were partially offset by increased other expense of $101,000, data processing expense of $57,000, and occupancy expense of $43,000. Other expense increased due to insurance expenses, director fees expense, and an increase in losses associated with the sale of other real estate.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2008, cash and short-term investments totaled $28.0 million.  The Company has other sources of liquidity if a need for additional funds arises,including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of September 30, 2008:

		Less Than 1 Year			After 5 Years
	Total		1 – 3 Years	4 – 5 Years

Lines of credit(1)	$17,489	$11,276	$3,722	$717	$1,774

Federal Home Loan Bank advances	6,000	2,000	4,000	—	—

Data processing contract payable	1,113	223	445	445	—

Standby letters of credit(1)	327	327	—	—	—

	$24,929	$13,826	$8,167	$1,162	$1,774

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:  CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2008.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: November 14, 2008	/S/ JOACHIM J. BROWN
Joachim J. Brown
President (Chief Executive Officer)

Date: November 14, 2008	/S/ VINCENT G. EASI
Vincent G. Easi
Chief Financial Officer