Form 10-K
period 2008-12-31
FIRST OTTAWA BANCSHARES INC
filed 2009-03-26
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number:  000-30495

FIRST OTTAWA BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

701-705 LaSalle Street
Ottawa, Illinois	61350
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes ☐                    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2008, the last business day of the Company’s most recently completed second fiscal quarter, was $33,713,640.

644,849 shares of common stock were outstanding as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s 2008 Annual Report to Stockholders is incorporated by reference in Parts II and IV, and the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009 is incorporated by reference in Part III.

Except for those portions of the 2008 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1.        Business.

General

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation.  The Company was organized as a Delaware corporation in 1999.  As of December 31, 2008, the Company had total assets of $275.2 million, total deposits of $240.7 million, loans, including loans held for sale, of $158.0 million and total stockholders’ equity of $24.7 million.  For the year ended December 31, 2008, the Company had interest income of $14.0 million and net income of $1.9 million, which amounted to basic net income per share of $2.87, and diluted net income per share of $2.86.

The Company conducts a general banking business embracing most of the services, both commercial and consumer, which banks may lawfully provide, including the following principal services:  the acceptance of deposits for demand, savings, and time accounts and the servicing of such accounts; commercial, agricultural, consumer, and real estate lending, including installment loans, personal lines of credit, and overdraft protection; trust operations; farm management; safe deposit operations; and an extensive variety of additional services tailored to the needs of individual customers, including the sale of traveler’s checks, cashier’s checks, and foreign currency and other special services.  Loans, both commercial and consumer, are provided on either a secured or unsecured basis to corporations, partnerships, and individuals.  Commercial lending covers such areas as business, industry, capital, agriculture, inventory, and real estate, with the latter including residential properties.  Consumer loans, including installment and other types of loans, are made for a variety of purposes, including automobile purchases, recreational vehicle purchases, and consumer goods.

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

The Company’s market areas incorporate diverse economic sectors, including agriculture, transportation, industry, and mining, primarily mining of high quality silica sand.

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

Ten loan officers have the authority to handle all lending activities of the Company.  Each lending officer has authority to approve extensions of credit up to their individual lending limit.  The Company has an Officers Loan Committee (consisting of Loan Officers, the Chief Lending Officer, and the President of the Bank) which approves loans of up to $1,000,000.  All loans between $1,000,000 and $2,000,000 are sent to the Director’s Loan Committee for approval.  The Director’s Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans, as well as  formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs. All loans in excess of $2,000,000 are reviewed and approved by the entire Board of Directors.  The Board of Directors also is responsible for directing and supervising the Director’s Loan Committee, policy review, and oversight of the loan and investment functions of the Company.  The Board of Directors also monitors the adequacy of the Company’s loan loss reserves.

Loan Portfolio Composition.  The Company’s gross loan portfolio, totaled $159.6 million at December 31, 2008, representing 66.3% of the Company’s total deposits at that date.  The Company’s loan portfolio at December 31, 2008 included $112.5 million for real estate purposes, $13.5 million for consumer purposes, and $33.6 million for commercial and agricultural purposes.

Certain risks, including the risk of non-payment, are associated with each type of loan.  The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Company must take possession of the collateral.  Consumer loans also have risks associated with concentrations of loans in a single type of loan.  The primary risks associated with commercial loans are the experience and quality of the borrower’s management, the business climate, and the impact of economic factors.  With respect to agricultural loans, the primary risks are weather, market conditions, and, like commercial loans, the quality of the borrower’s management.  Risks associated with real estate loans include concentrations of loans in a single type of loan  such as commercial or agricultural and fluctuating land values.

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

All table amounts throughout the Form 10-K are in thousands except share and per share data.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2008	2007	2006	2005	2004

Real estate loans	$112,237	$120,581	$102,516	$95,469	$74,225

Commercial and agricultural loans	33,632	28,354	39,610	33,686	28,341

Installment loans, net of unearned income	3,772	5,439	7,401	11,585	17,575

Home equity lines of credit	9,721	11,051	11,411	12,120	12,651

Total Loans	159,363	165,425	160,938	152,860	132,792

Allowance for loan losses	(1,612)	(1,588)	(1,463)	(1,344)	(1,174)

Loans, net	$157,751	$163,837	$159,475	$151,516	$131,618

Loans held for sale	$229	$—	$—	$—	$1,701

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2008 are summarized below:

	One Year	One to	Over
	or Less	Five Years	Five Years	Total

Commercial and agricultural	$15,573	$11,030	$7,029	$33,632

Construction	9,066	7,571	167	16,804

Total	$24,639	$18,601	$7,196	$50,436

At December 31, 2008, of the total loans that mature in more than one year, $74.4 million, or 75.1%, bear interest at fixed rates and $24.7 million, or 24.9%, bear interest at variable rates.

Consumer Loans.  The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile and recreational vehicle purchases, on both a direct and indirect basis.  Consumer loans totaled approximately $13.5 million at December 31, 2008, or approximately 8.5% of the Company’s total loan portfolio.  Approximately 13.5% of the Company’s consumer loans were automobile loans, and of these loans, approximately 38.0% were made indirectly by the Company through automobile dealers.  At December 31, 2008, the Company had one consumer loan totaling $440,000 that was past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loan.

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

Commercial, Agricultural, and Real Estate Lending.

Real Estate Lending. The Company’s primary real estate lending consists of commercial loans with a small portion in residential and agricultural real estate loans.  Real estate loans at December 31, 2008 totaled approximately $112.2 million or approximately 70.5% of the Company’s total loan portfolio.  All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer.  A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted.  Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan.  Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher.  With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing.  Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed above for commercial and agricultural non-real estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan.  The Company’s fixed-rate loans with biweekly payments account for approximately 46.6% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25 year loans in approximately 18.9 years.  The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors.  These loans are underwritten to meet all Freddie Mac requirements.  The Company retains servicing rights on loans sold into the secondary market.  At December 31, 2008, mortgage loans serviced for the secondary market totaled approximately $26.5 million.

At December 31, 2008, the Company had no residential real estate mortgage loans past due in excess of 90 days, and ten commercial real estate loans totaling $2.6 million, past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

Commercial and Agricultural.  At December 31, 2008, the Company’s commercial and agricultural loans totaled $33.6 million, or approximately 21.1% of the total loan portfolio of the Company.  The majority of agricultural and commercial non-real estate loans are written for one to five years. These loans may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. Fixed rates are established by the Company’s management after considering the cost of funds to the Company as well as the rates of competing institutions.  The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal.  Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary from monthly, quarterly, semi-annually, and annually.  At December 31, 2008, the Company had two commercial non-real estate loans totaling $59,000 that were past due in excess of 90 days. There were no agricultural non-real estate loans at December 31, 2008 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

At December 31, 2008, the Company had 51 loans delinquent for 30 to 90 days in an aggregate principal amount of $2.8 million, representing 1.7% of the total loan portfolio.  At December 31, 2008, the Company had thirteen loans totaling $3.1 million delinquent for more than 90 days.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.  Interest on these loans is credited to income only when the collection of principal is reasonably assured and only to the extent interest payments are received.  If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status.  At December 31, 2008, there were seven loans totaling $965,000, on nonaccrual status. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2008	2007	2006	2005	2004

Nonaccrual loans	$965	$1,163	$362	$—	$161
Loans 90 days past due and still accruing interest	2,098	701	305	1,337	727
Other real estate owned	310	325	118	88	—

Total nonperforming assets	$3,373	$2,189	$785	$1,425	$888

Nonperforming loans as a percentage of total loans	2.11%	1.13%	.49%	.88%	.66%

Nonperforming assets as a percentage of total assets	1.23	.81	.28	.51	.31

Nonperforming loans as a percentage of the allowance for loan losses	209.24	117.38	48.59	99.48	75.64

The effect of nonaccrual loans upon interest income is not deemed to be material by management.  Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection.  At December 31, 2008, there were other impaired loans with specific reserve allocations classified as problem loans that were not included above.  Management also maintains a report on loans requiring attention that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee.  The total of loans requiring attention as of December 31, 2008 was $10.8 million.

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

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans increased by $1.2 million in 2008 after increasing by $1.4 million during 2007.  Management considered this information along with other portfolio trends when considering the adequacy of the allowance for loan losses at December 31, 2008 to absorb probable losses on existing loans. At December 31, 2008, the balance in the allowance for loan losses was $1.6 million, or 1.01% of gross loans outstanding.  Management has concluded that the allowance for loan losses is adequate at December 31, 2008. However, there can be no assurance that the allowance for loan losses is adequate to cover such losses.

The Company had two properties valued at a total of $310,000, resulting from foreclosure, classified as other real estate owned at December 31, 2008. Other real estate is generally carried at the lower of cost or estimated market value.

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

Loan loss experience for the five years ended December 31, 2008 is summarized as follows:

	2008	2007	2006	2005	2004

Balance of the allowance for loan losses at beginning of year	$1,588	$1,463	$1,344	$1,174	$1,049
Charge-offs
Real Estate	77	16	2	—	63
Commercial	41	67	34	71	—
Installment	89	55	81	145	210
Total charge-offs	207	138	117	216	273

Recoveries
Real Estate	1	—	1	8	—
Commercial	16	56	9	16	4
Installment	44	27	46	62	94
Total recoveries	61	83	56	86	98
Net charge-offs	146	55	61	130	175
Provision	170	180	180	300	300

Balance at end of year	$1,612	$1,588	$1,463	$1,344	$1,174

Net charge-offs to average total loans	.09%	.03%	.04%	.09%	.13%
Allowance for loan losses to total loans at year-end	1.01	.96	.91	.88	.87

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate loans	$1,196	74.2%	$1,179	72.9%	$253	63.7%	$131	62.5%	$234	19.9%

Commercial and agricultural loans	336	20.8	248	17.1	633	24.6	613	22.0	519	44.2

Installment loans	51	3.2	74	10.0	97	11.7	141	15.5	185	15.8

Unallocated	29	1.8	87	N/A	480	N/A	459	N/A	236	N/A

Balance at end of year	$1,612	100.0%	$1588	100.0%	$1,463	100.0%	$1,344	100.0%	$1,174	100.0%

Investment Activities

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

Approximately $3.8 million of the States and political subdivisions bonds held at December 31, 2008 are callable at the option of the issuer, which represent limited prepayment risk to the Company.

As of December 31, 2008, the Company had approximately $14.5 million invested in municipalities located within LaSalle County, Illinois.

The Company purchased $2.0 million of index powered certificates of deposit between 2003 and 2008. These deposits were placed with multiple issuers so that all of the principal deposited is insured through the FDIC. Income returns are not guaranteed for these instruments, however principal is guaranteed if held to maturity.

Securities Portfolio.

The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2008.

		Weighted	One to	Weighted	Five	Weighted	Over	Weighted		Weighted
	One Year	Average	Five	Average	to Ten	Average	Ten	Average		Average
	or Less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

U.S. Treasury securities	$—	—%	$1,084	3.62%	$—	—%	$—	—%	$1,084	3.62%
U.S. Government agencies	10,240	3.97	1,550	3.94	—	—	—	—	11,790	3.97
States and political subdivisions	10,145	3.76	24,783	3.22	4,160	4.82	—	—	39,088	3.53
Mortgage-backed securities and collateralized obligations (1)	1,175	3.71	3,536	4.29	125	8.54	134	8.06	4,970	4.36

Corporate bonds	—	—	—	—	—	—	—	—	—	—
Equity securities	893	N/A	—	—	—	—	—	—	893	N/A

Total securities	$22,453	3.86%	$30,953	3.39%	$4,285	4.92%	$134	8.06%	$57,825	3.69%

(1)  Mortgage-backed securities reflect the contractual maturity of the related instrument.

Deposits.

The Company offers deposit services, including demand, savings, and time deposit accounts and programs, which include interest-bearing and non-interest-bearing demand deposits and individual retirement accounts.  The Company believes it has a stable deposit base.  Management believes that this stability is due to the Company’s emphasis on being a locally owned and operated bank and by providing quality, personalized service to its customers.

The following table shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Percent of Deposits		Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate

			Rate

Noninterest-bearing demand deposits	$33,961	14.0%	—%	$31,759	13.0%	—%	$30,173	11.8%	—%
Interest-bearing demand and money market accounts	95,138	39.2	1.07	98,592	40.3	2.25	93,042	36.5	2.19
Savings accounts	22,739	9.4	.51	23,418	9.5	.53	25,067	9.8	.52

Time deposit accounts	90,715	37.4	3.86	90,970	37.2	4.22	106,750	41.9	3.81

	$242,553	100.0%	2.24%	$244,739	100.0%	2.92%	$255,032	100.0%	2.80%

The distribution of the major components of deposits as of December 31, 2008 and 2007 is summarized in the balance sheets included in the 2008 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2008:

	Balance	Percentage
Maturity
Three months or less	$10,822	35.1%
Over three months to six months	4,265	13.8
Over six months to one year	6,373	20.6
Over one year	9,408	30.5

Total	$30,868	100.0%

Borrowings

The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, an unsecured line of credit with Marshall & Ilsley Bank and Federal Home Loan Bank borrowings. Total borrowings increased $6.0 million in 2008 as a result of $6.0 million in Federal Home Loan Bank advances in 2008.Total borrowings increased $17,000 in 2007 as a result of a draw on the line of credit in December 2007. The Bank maintains physical control of all securities sold under repurchase agreements. There were no outstanding securities sold under agreements to repurchase during 2008 or 2007. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007	2006
Balance at December 31	$—	$—	$—
Weighted average interest rate during the year	1.56%	—%	—%
Weighted average interest rate at the end of the year	—%	—%	—%
Maximum month-end balance	$2,000	$—	$—
Average balance for the year	77	—	—

Trust

The Company’s trust department primarily services LaSalle County and surrounding counties.  At December 31, 2008, the trust department had 350 accounts under management, 177 of which were discretionary accounts.  The trust department provides a full complement of asset management services for personal trusts, estates, and agencies.  At December 31, 2008, the trust department had assets under management of approximately $80.4 million, of which $72.2 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services.  At December 31, 2008, the department managed 42 farms.  The department manages or directs approximately 5,916 acres of farmland in LaSalle County, Illinois and surrounding counties.

Competition

The Company has active competition in all product and service areas in which it presently engages.  The Company not only competes for commercial and individual deposits, loans, and trust business with other LaSalle, Grundy, and Kendall County, Illinois banks, but also with savings and loan associations, credit unions, and other financial service companies located in and around LaSalle, Grundy and Kendall County.  Many of these competitors may not be subject to the same regulatory restrictions as the Company. There are approximately 18 commercial banks and 6 savings institutions with offices in LaSalle County, 10 commercial banks and 3 savings institutions in Grundy County, and 18 commercial banks and 2 savings institution in Kendall County.  In addition there are 10 credit unions located in the same city markets. The principal methods of competition in the banking and financial services industry are quality of services to the customer; ease of access to services; and pricing of services, including interest rates paid on deposits, interest rates charged on borrowings, and fees charged for fiduciary services. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

Employees

As of December 31, 2008, the Company had 95 employees, consisting of 79 full-time employees and 16 part-time employees.  The Company’s employees are not subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases

During 2008 and 2007, the Company repurchased 2,526 and 4,269 shares of its common stock for aggregate purchase prices of $197,000 and $335,000, respectively.

Website

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than stockholders. In addition to this generally applicable regulatory framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

Emergency Economic Stabilization Act of 2008.  Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Bank.  Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorizes the Secretary of the U.S. Treasury (the “Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA will be required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program

On October 14, 2008, the Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Eligible institutions will be able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock will generally be non-voting and will pay dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  For public companies, in conjunction with the purchase of the CPP Preferred Stock, the Treasury will receive warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.  The Treasury will determine specific eligibility and allocations for an interested financial institution after consultation with the appropriate federal banking agency. The deadline for public companies to submit an application to participate in the CPP was November 14, 2008.  The Company did not file an application to participate in the CPP.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or other entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2008, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC – insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on it’s capital levels, and the level of supervisory concern the institution poses to theregulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008).

Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.  In addition, the FDIC recently passed an interim rule authorizing the FDIC to impose an emergency special assessment equal to 0.20% of total deposits on June 30, 2009 (that will be collected on September 30, 2009), and further authorizing the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 0.10% of total deposits, whenever the FDIC estimates that the reserve ratio of the DIF will fall to a level that the FDIC believes would adversely affect public confidence in federal deposit insurance or to a level that will be close to zero or negative at the end of a calendar quarter.  The interim rule, however, is subject to a 30-day comment period that will expire on April 2, 2009, and may be subject to change before any special assessments are imposed on insured depository institutions.

FDIC Temporary Liquidity Guarantee Program.  In connection with the recently enacted EESA and in conjunction with the Treasury’s actions to address the current credit and liquidity crisis in financial markets, the FDIC announced the Temporary Liquidity Guarantee Program, which will temporarily provide to participating institutions unlimited deposit insurance coverage for non-interest bearing transaction accounts maintained at FDIC insured institutions (the “transaction account guarantee program”), and provide a limited guarantee on certain newly-issued senior unsecured debt (the “debt guarantee program”).  For an initial 30-day period, all eligible financial institutions were automatically covered under this program without incurring any fees.  Institutions that did not opt out by December 5, 2008, will be subject to the following potential assessments for participation: (i) for the debt guarantee program, between 50 and 100 basis points per annum for eligible senior unsecured debt (depending on the maturity date) issued between October 14, 2008 and June 30, 2009; and (ii) for the transaction account guarantee program, 10 basis points per annum on amounts in excess of $250,000 in non-interest bearing transaction accounts from November 13, 2008 through and including December 31, 2009.  The Bank decided to continue to participate in these programs and did not opt out.  As a result, the Bank expects to incur fees associated with the programs.

FICO Assessments.     The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2008, the Bank paid supervisory assessments to the OCC totaling $83,000.

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

As of December 31, 2008: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. As of December 31, 2008, approximately $342,000 was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Item 1.A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1.B.    Unresolved Staff Comments.

None

Item 2.        Properties.

The Company’s main office is located at 701-705 LaSalle Street, Ottawa, Illinois. The building is comprised of approximately 15,000 square feet. The main office building is a two-story structure constructed principally of masonry which was opened in 1865. The Company also operates eight branch office facilities. A limited service branch, which contains eight drive-thru lanes, is located at 300 West Madison Street, Ottawa, Illinois, a loan production office located at 426 Mondamin Street, Unit 1, Minooka, Illinois, and six full-service branches are located at 601 State Street, Ottawa, Illinois; 2771 North Columbus Street, Ottawa, Illinois; 1771 North Division Street, Morris, Illinois; 2324 North Bloomington Street, Streator, Illinois; 401 East Main Street, Streator, Illinois; and 1459 Cannonball Trail, Yorkville, Illinois. The Company has submitted an application with the Office of the Comptroller of Currency to relocate the branch located at 401 East Main Street in Streator, Illinois, to 409 East Bridge Street in Streator, Illinois. This relocation would be considered a short distance relocation as defined in 12 CFR 5.3(i) if and when it is approved. The main banking office and branch offices are owned by the Company in fee and are unencumbered. The loan production office space is leased for a three year term with renewal options for years four and five.

Item 3.        Legal Proceedings.

The Company is from time to time a party to legal proceedings in the ordinary course of business that are incidental to the business of banking. Neither the Company nor the Bank is engaged in any legal proceedings of a material nature as of the date of this 10K.

Item 4.        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.                       Market For Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Price Range of Common Stock” on page 44 of the 2008 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10K) which is incorporated herein by reference.

The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business — Supervision and Regulation — The Company — Dividends” and “Business - Supervision and Regulation — The Bank — Dividends” for a more detailed description of these limitations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 2008 through October 31, 2008	0	0	0	0
November 1, 2008 through November 30, 2008	0	0	0	0
December 1, 2008 through December 31, 2008	0	0	0	0
Total	0	0	0	0

(1)          Repurchased by the Company in open market purchases with third parties.

Item 6.                       Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” on page 1 of the 2008 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10K) is incorporated herein by reference.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 12 of the 2008 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10K) is incorporated herein by reference.

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 13 of the 2008 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10K) is incorporated herein by reference.

Item 8.                       Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth on pages 17 through 43 of the 2008 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10K) are incorporated herein by reference:

The portions of the 2008 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods indicated.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a—15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on the criteria specified.

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

Item 9B.              Other Information

None

PART III

Item 10.                Directors and Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors”, “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Business Conduct and Ethics

The Company has a code of business conduct and ethics in place that applies to all of its directors and employees. The code sets forth the standard of ethics that the Company expects all of its directors and employees to follow, including the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The code of business conduct and ethics is posted on the Company’s website at www.firstottawa.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the code with respect to the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and persons performing similar functions, by posting such information on its website.

Item 11.                Executive Compensation

The information set forth under the caption “Executive Compensation” of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

 Equity Compensation Plan Information

 The table below sets forth the following information as of December 31, 2008 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security stockholders	50,829	$72.17	95,700

Equity compensation plans not approved by security stockholders	0	0	0

Total	50,829	$72.17	95,700

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

	2.	Financial Statement Schedules
Not applicable.

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

		3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc.

		3(ii)	By-Laws of First Ottawa Bancshares, Inc.

		10.1	Employment Agreement for J. Brown*

		10.2	Executive Officer Bonus Plan*

		10.3	Employment Agreements for Executive Officers*

		10.4	Stock Incentive Plan

		10.5	Summary of Director Fees

		10.6	Form of Supplemental Nonqualified Retirement Agreement

		10.7	Employment Agreement for Vincent Easi*

		13.1	2008 Annual Report to Stockholders

		21.1	Subsidiaries

		31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Vincent G. Easi, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:         March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joachim Brown	Director and President/	March 25, 2009
Joachim Brown	Chief Executive Officer

/s/ Bradley J. Armstrong	Director	March 25, 2009
Bradley J. Armstrong

/s/ John L. Cantlin	Director	March 25, 2009
John L. Cantlin

/s/ Patty P. Godfrey	Director	March 25, 2009
Patty P. Godfrey

/s/ Thomas E. Haeberle	Director	March 25, 2009
Thomas E. Haeberle

/s/ Donald J. Harris	Director and Executive	March 25, 2009
Donald J. Harris	Vice President, Chief Operating
Officer

/s/ Thomas P. Rooney	Director	March 25, 2009
Thomas P. Rooney

/s/ William J. Walsh	Director	March 25, 2009
William J. Walsh

/s/ Brian P. Zabel	Director	March 25, 2009
Brian P. Zabel

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)	Form 10K for the year ended 12/31/2002
3(ii)	By-Laws of First Ottawa Bancshares, Inc.	Form 10K for the year ended 12/31/2003
10.1	Employment Agreement for J. Brown	Form 10K for the year ended 12/31/2002
10.2	Executive Officer Bonus Plan	Form 10K for the year ended 12/31/2002
10.3	Employment Agreements for Executive Officers	Form 8K dated 6/10/05
10.4	Stock Incentive Plan	Form S-8 dated 8/1/03
10.5	Summary of Director Fees	Form 10K for the year ended 12/31/2004
10.6	Form of Supplemental Nonqualified Retirement Agreement	Form 10K for the year ended 12/31/2004
10.7	Employment Agreement for Vincent Easi	Form 8K dated 10/10/2007
13.1	2008 Annual Report to Stockholders		X
21.1	Subsidiaries		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X