Form 10-Q
period 2009-03-31
FIRST OTTAWA BANCSHARES INC
filed 2009-05-15
CIK 1099668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(815) 434-0044

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)            Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 13, 2009, the Registrant had outstanding 644,999 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,395	$26,474
Certificates of deposit	24,692	14,854
Securities available-for-sale	55,717	57,825
Loans held for sale	614	229
Loans, less allowance for loan losses of $1,842 and $1,612	151,490	157,751
Premises and equipment, net	7,579	7,198
Goodwill	2,446	2,446
Core deposit intangible	617	653
Interest receivable and other assets	8,138	7,751

Total assets	$269,688	$275,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$29,043	$31,374
NOW accounts	77,178	72,624
Money market accounts	23,922	28,959
Savings	24,208	22,235
Time, $100,000 and over	32,099	30,868
Other time	51,645	54,670
Total deposits	238,095	240,730

Other borrowings	4,000	6,000
Interest payable and other liabilities	2,580	3,782
Total liabilities	244,675	250,512

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 752,745 issued	753	753
Additional paid-in capital	4,444	4,408
Retained earnings	26,584	26,031
Treasury stock, at cost, 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive loss	(469)	(224)
Total shareholders’ equity	25,013	24,669

Total liabilities and shareholders’ equity	$269,688	$275,181

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2009 and 2008

(In thousands, except share and per share data)

(Unaudited)

	2009	2008
Interest income
Loans	$2,464	$2,881
Securities
Taxable	253	401
Exempt from federal income tax	334	232
Certificates of deposit	171	77
Federal funds sold	8	64
Total interest income	3,230	3,655

Interest expense
NOW account deposits	82	158
Money market deposit accounts	47	145
Savings deposits	24	30
Time deposits	756	1,044
Other borrowings	35	33
Federal funds purchased	—	—
Total interest expense	944	1,410

NET INTEREST INCOME	2,286	2,245
Provision for loan losses	270	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	2,016	2,215

Non-interest income
Service charges on deposit accounts	198	191
Trust and farm management fee income	135	135
Gain on loan sales	92	28
Securities gains	231	22
Other income	145	26
Total non-interest income	801	402

Non-interest expense
Salaries and employee benefits	1,125	1,092
Occupancy and equipment expense	311	324
Data processing expense	138	127
Insurance expense	107	45
Professional fees	121	102
Amortization of core deposit intangible	37	41
Other expenses	276	287
Total non-interest expenses	2,115	2,018

INCOME BEFORE INCOME TAXES	702	599

Provision for income taxes	149	131

NET INCOME	$553	$468

Earnings per share – basic	$0.86	$0.72
Earnings per share – diluted	$0.86	$0.72

Average shares outstanding	644,884	646,603

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2009 and 2008

(In thousands, except per share data)

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2009	$753	$4,408	$26,031	$(6,299)	$(224)	$24,669

Net income	—	—	553	—	—	553

Unrealized net loss on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	(138)	(138)
Net loss relating to benefit obligation	—	—	—	—	(107)	(107)

Comprehensive income	—	—	—	—	—	308

Shares granted	—	9	—	—	—	9

Stock options vested	—	27	—	—	—	27

Balance at March 31, 2009	$753	$4,444	$26,584	$(6,299)	$(469)	$25,013

Balance at January 1, 2008	$753	$4,300	$26,113	$(6,102)	$(458)	$24,606

Net income	—	—	468	—	—	468

Unrealized net gain on securities available-for-sale, net of reclassi- fications and tax effects	—	—	—	—	365	365
Net gain relating to benefit obligation	—	—	—	—	25	25

Comprehensive income						858

Stock options vested	—	27	—	—	—	27

Purchase 2,526 treasury shares	—		—	(197)	—	(197)

Balance at March 31, 2008	$753	$4,326	$26,581	$(6,299)	$(67)	$25,294

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$553	$468
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	270	30
Depreciation and amortization	135	164
Premium amortization on securities, net	93	67
Derivative valuation adjustment	47	240
Loans originated for sale	(7,677)	(1,373)
Proceeds from the sale of loans	7,384	1,277
Gain on loan sales	(92)	(28)
Gain on sales of securities	(231)	(22)
Grant of Incentive shares	9	—
Vested stock options	27	27
Change in interest receivable and other assets	(152)	396
Change in interest payable and other liabilities	97	(301)
Net cash from operating activities	463	945

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	13,974	2,531
Proceeds from maturities and calls of securities	2,843	5,211
Purchases of securities available-for-sale	(14,780)	(10,063)
Proceeds from maturities of certificates of deposit	4,276	200
Purchases of certificates of deposit	(14,161)	(12,507)
Net change in loans receivable	5,715	1,858
Property and equipment expenditures	(475)	(7)
Net cash from investing activities	(2,608)	(12,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(2,635)	6,120
Change in federal funds purchased	—	—
Proceeds (repayments) from other borrowings	(2,000)	6,214
Purchases of treasury shares	—	(197)
Dividends paid	(1,299)	(1,297)
Net cash from financing activities	(5,934)	10,840

Change in cash and cash equivalents	(8,079)	(992)

Cash and cash equivalents at beginning of period	26,474	16,499

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,395	$15,507

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 1 — BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in First Ottawa Bancshares, Inc.’s (the Company) annual report on Form 10-K for 2008 filed with the Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

 The Company currently has two wholly-owned subsidiaries. The First National Bank of Ottawa, operates as a full service community bank and First Ottawa Financial Corporation, which sells insurance and investment products.

NOTE 2 — EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income (in thousands)	$553	$468
Weighted average shares outstanding	644,884	646,603
Effect of dilutive securities:
Stock options	584	2,695
Shares used to compute diluted earnings per share	645,468	649,298

Earnings per share:

Basic	$0.86	$0.72
Diluted	0.86	0.72

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 2 — EARNINGS PER SHARE (Continued)

A total of 4,626 and 51,392 shares for the three month periods ended March 31, 2009 and 2008 are not included in the above calculations as they are non-dilutive.

NOTE 3 — CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,213	13.3%	$23,354	13.2%
Tier I capital (to risk-weighted assets)	22,371	12.3%	21,742	12.3%
Tier I capital (to average assets)	22,371	8.2%	21,742	8.1%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This standard amends and expands the disclosure requirements in FAS 133 about an entity’s derivative instruments and hedging activities. Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses this fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS), to fix the interest rate on a specific certificate of deposit product.  At March 31, 2009, the Company had $3.6 million of certificates of deposit, which mature in 2009 through 2014, on which it has prepaid the BDFS for an interest rate swap and will receive an interest rate from the BDFS based on the appreciation of the S&P 500 Index.  This interest received from the BDFS will be paid to the customer.  The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in other liabilities and the fair value adjustment recorded in other income.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The table below presents certain information regarding the Company’s interest rate swap agreement designated as a fair value hedge.

March 31, 2009 (unaudited)

Fair value of interest rate swap agreement	$440
Balance sheet location of fair value amount	Other Liabilities
Gain (loss) on interest rate swap	(154)
Gain (loss) on call option	155
Net gain (loss) recognized in income	1
Location of gain (loss) recognized in income	Other Income

In addition to the above, the Company also purchased $1.7 million of certificates of deposit which are included in the certificates of deposit caption on the consolidated balance sheet.  These certificates of deposit were purchased as investments to generate a return and have a five year term from date of purchase.  The investments do not individually exceed $100,000 and are insured by the FDIC. The initial investment is not at risk but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index. The fair value of this embedded derivative  which is a purchased call option, is recorded in certificates of deposit and the fair value adjustment is included in other income.  At March 31, 2009, the Company had allocated $76,000 to this asset and recorded a valuation loss of $17,000.

The table below presents certain information regarding the Company’s purchased and written call options which are embedded derivatives that are not designated as hedging instruments under Statement 133:

March 31, 2009 (unaudited)

Purchased call options- Investment cds	$75
Balance sheet location of fair value amount	Certificates of Deposit
Net gain (loss) recognized in income	(17)
Location of gain (loss) recognized in income	Other Income
Written call options — Customer cds	442
Balance sheet location of fair value amount	Other Liabilities
Net gain (loss) recognized in income	155
Location of gain (loss) recognized in income	Other Income

NOTE 5 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 5 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

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

Interest Rate Swap Agreements

The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 5 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Other Real Estate Owned

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Available-for-sale securities	$55,717	$962	$54,755	$—
Purchased call options- investment cds	75	—	75	—
Written call options- customer cds	(442)	—	(442)	—
Interest rate swap agreements — customer cds	440	—	440	—
Non-recurring basis:
Other real estate owned	275	—	—	275

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 5 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$57,825	$893	$56,932	$—
Purchased call options — investment cds	135	—	135	—
Written call options — customer cds	(597)	—	(597)	—
Interest rate swap agreements — customer cds	594	—	594	—

NOTE 6 — RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2008 condensed consolidated financial statements in order to conform to the March 31, 2009 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 7 — FUTURE ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 (revised 2007), Business Combinations

The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement introduces new accounting concepts, and several of these changes have the potential to generate greater earnings volatility, in connection with and after an acquisition.  Some of the more significant changes include:

•                Transaction costs and restructuring charges will now be expensed.

•                The accounting for certain assets acquired and liabilities assumed will change significantly.  The most significant to the Company being that allowance for loan losses at acquisition date will be eliminated.

•                Contingent consideration will be measured at fair value until settled.

•                Equity issued in an acquisition will be valued at the closing date, as opposed to the announcement date.

•                Material adjustments made to the initial acquisition will be recorded back to the acquisition date.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51

This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  Socalled minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This Statement improves comparability by eliminating that diversity.

SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—An Amendment SFAS Statement No. 133

This Statement was issued in March 2008 and amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 7 — FUTURE ACCOUNTING PRONOUNCEMENTS (Continued)

strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

This FSP amends and clarifies FAS 141(R), Business Combinations, regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP eliminates the distinction between contractual and noncontractual contingencies discussed in FAS 141(R), specifies whether contingencies should be measured at fair value or in accordance with FAS 5, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

FSP FAS 157-4—Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

This FSP, issued on April 9, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APG 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.

FSP No. 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments

Issued on April 9, 2009, this FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2009 and 2008

NOTE 7 — FUTURE ACCOUNTING PRONOUNCEMENTS (Continued)

March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and APG 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.

FSP No. 107-1 and APG 28-1—Interim Disclosures about Fair Value of Financial Instruments

This FSP issued on April 9, 2009 amends the other-than-temporary guidance in United States generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently.

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

The Company has submitted an application with the Office of the Comptroller of Currency and received approval to relocate the branch located at 401 East Main Street in Streator, Illinois, to 409 East Bridge Street in Streator Illinois. This relocation would be considered a short distance relocation as defined in 12 CFR 5.3(i).

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

The Company’s net income for the three months ended March 31, 2009, was $553,000, or $.86 per common share, compared to net income of $468,000, or $.72 per common share for the three months ended March 31, 2008.  The increase in net income was due primarily to an increase in

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

non-interest income. This increase in non-interest income was partially offset by a decrease in net-interest income after the provision for loan losses.

The Company’s assets at March 31, 2009 were $269.7 million contrasted to $275.2 million at December 31, 2008, a decrease of $5.5 million, or 2.0%.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Mortgage Servicing Rights- Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

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

Additionally, the Company has purchased certificate of deposits which contain an equity related embedded derivative component.  The initial investment in the certificate of deposit is not at risk but the return on the investment is based on appreciation in the S&P 500 Index.  Accordingly, the fair value of the embedded derivative is recorded in certificates of deposit and the fair value adjustment is included in other income.

Stock Compensation- Grants under the Company’s stock incentive plan are accounted for under the provisions of Statement of Accounting Standards (SFAS) No. 123R, applying the fair value method and the use of an option pricing model to estimate the value of the options granted.  The stock options are granted with an exercise price equal to the market price at the date of grant.  Resulting compensation expense, under the stock options, is measured and recorded based on the estimated value of the options.

Valuation Measurements-  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Investment securities and derivatives are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement” (“SFAS 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

Goodwill-  Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has elected to test for goodwill impairment as of December 31st  of each year. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Company’s customer base, or a material negative change in its relationship with significant customers.

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2009 were $269.7 million contrasted to $275.2 million at December 31, 2008, a decrease of $5.5 million, or 2.0%.  This decrease in total assets was the result of an $8.1 million decrease in cash and cash equivalents, a $2.1 million decrease in securities available for sale, and a $6.3 million decrease in loans due to current economic trends and a decline in demand.  These decreases were partially offset by a $9.8 million increase in certificates of deposit at other financial institutions and modest increases in loans held for sale and premises and equipment. The $5.5 million decrease in total assets resulted in a corresponding decrease of  $2.0 million in other borrowings, as well as a $2.6 million decrease in deposits.

Total liabilities at March 31, 2009 were $244.7 million compared to $250.5 million at December 31, 2008, a decrease of $5.8 million, or 2.3%. This decrease in total liabilities was primarily the  result of a $5.0 million decrease in money market accounts, a $1.8 million decrease in time deposit accounts, a $2.3 million decrease in non-interest bearing demand accounts, a $2.0 million decrease in other borrowings, and a $1.2 million decrease in other liabilities. .. The decrease in other liabilities was primarily due to the payment of dividends in the first quarter. The decreases were partially offset by a $4.6 million increase in NOW accounts and a $2.0 million increase in regular savings accounts.

Total shareholder’s equity was $25.0 million at March 31, 2009 compared to $24.7 million at December 31, 2008.  This increase was the result of $553,000 of additional retained earnings from net income for the quarter ended March 31, 2009 and a decrease of $245,000, net of tax, in the valuation of the Company’s investment portfolio.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2009 was $553,000, or $0.86 per share, an 18.2% increase compared to $468,000, or $0.72 per share, in the first quarter of 2008.  The increase in net income for the quarter was primarily the result of an increase in non-interest income of $399,000 and a nominal increase in net interest income of $41,000. These increases in income were offset by an increase in the provision for loan losses, which was $270,000 in 2009 compared to $30,000 in 2008, and also an increase in non-interest expense of $97,000 compared to 2008 results. In addition, the provision for income taxes increased by $18,000 in 2009 as compared to 2008.

The annualized return on average assets was 0.81% in the first quarter of 2009 compared to 0.68% in the first quarter of 2008.   The annualized return on average equity increased to 9.23% in the first quarter of 2009 from 7.42% the first quarter of 2008.

NET INTEREST INCOME

Net interest income was $2.3 million for the three months ended March 31, 2009 compared to $2.2 million in 2008, a 1.8% increase.  Total interest income decreased $425,000 to $3.2 million for the three months ended March 31, 2009 compared to the same period in 2008.  This decrease was the result of a decrease in interest income from loans of $417,000, to $2.4 million compared to 2008, a decrease of taxable investment income of $148,000 to $253,000 compared to the same period in 2008, and a decrease in income from federal funds sold of $56,000, to $8,000 in 2009. These decreases were partially offset by an increase in tax exempt investment income of $102,000.  In addition, income on certificates of deposit held for investment increased by $94,000 to $171,000 in 2009. Decreased interest income was a result of decreases in both interest rates on investments and decreased volume of taxable investments and average loans outstanding during the first quarter of 2009. Increased tax exempt investment income and certificates of deposit held for investment income was attributable to increases in principal balances of tax exempt securities available-for-sale and investment certificates of deposit compared to the end of the first quarter of 2008.

The Company’s net interest margin was 3.92% for the three months ended March 31, 2009 compared to 3.66% for the same period in 2008.  The yield on average earning assets decreased to 5.48% for the three months ended March 31, 2009 from 5.91% for the same period in 2008, a 43 basis point decrease.  This decrease was offset by an even larger decrease in the cost of funds from 2.25% to 1.56% paid for the same period ended March 31, 2009, a 69 basis point decrease. The largest decrease in interest expense was due to a $288,000 decrease in interest paid on time deposit accounts. This reduction was due to both rate and volume factors.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $270,000 in the first quarter of 2009, compared to $30,000 for the same period in 2008. This increase is a result of current national and local economic issues including uncertainties regarding the recession that could have a negative impact on the ability of borrowers to repay loans during 2009. As of March 31, 2009, the allowance for loan losses totaled $1.8 million, or 1.20% of total loans, which has increased from 1.01% as of December 31, 2008.  Nonaccrual loans increased from $1.0 million at December 31, 2008 to $1.6 million at

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2009. Nonperforming loans, including nonaccrual loans, decreased $314,000 to $2.7 million over the same period. Management feels that these nonperforming loans are well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the economy for the remainder of 2009. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses was adequate at March 31, 2009 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $801,000 for the three months ended March 31, 2009 compared to $402,000 for the same period in 2008, an increase of $399,000 or 99.3%. The increase in non-interest income was primarily due to a $209,000 increase in gain on the sale of investment securities to $231,000 in 2009. Gain on loan sales increased $64,000 to $92,000 in the first quarter of 2009 due to increased mortgage refinancing activity occurring during the first three months of 2009. Derivatives market value losses related to indexed certificates of deposit were $17,000 in the first quarter 2009 compared to market value losses of $158,000 for the same period in 2008. Service charges on deposit accounts experienced a nominal increase of $7,000 to $198,000 for the first quarter 2009 compared to the same period of 2008.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.1 million for the three months ended March 31, 2009 and $2.0 million for the same period in 2008. Salaries and benefits, the largest component of non-interest expense, increased $33,000, or 3.0%, to $1.1 million.  Modest decreases in occupancy and equipment expense of $13,000, other expenses of $11,000, and amortization of core deposit intangible expense of $4,000 were offset by increases in insurance expense of $62,000, data processing expense of $11,000, and professional fees of $19,000. Insurance expense increased primarily due to expected increases in FDIC insurance for the current year. Amortization is related to the core deposit intangible resulting from the purchase of our two Streator branches in 2003. In addition, income tax expense increased $18,000 to $149,000 in 2009 compared to the same period in 2008.

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

Liquidity management is both a daily and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of  (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term United States government and agency obligations. The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At March 31, 2009, cash and short-term investments totaled $18.4 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall and Ilsley Bank.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2009:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$29,828	$14,336	$6,318	$2,462	$6,712
Federal Home Loan
Bank advances	4,000	2,000	2,000	—	—
Data processing
contract payable	1,002	223	445	334	—
Standby letters of credit(1)	315	303	12	—	—

	$35,145	$16,862	$8,775	$2,796	$6,712

(1)  Represents amounts committed to customers.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operations of the Company is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:                  CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2009.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ Joachim J. Brown
Date: May 14, 2009	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Vincent G Easi
Date: May 14, 2009	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)