Form 10-Q
period 2009-06-30
FIRST OTTAWA BANCSHARES INC
filed 2009-08-13
CIK 1099668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission file number 005-57237

FIRST OTTAWA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4331185
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

701 LaSalle Street
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

Large accelerated filer ☐	Accelerated filer filer ☐

Non-accelerated ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:  As of August 13, 2009, the registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$7,451	$26,474
Certificates of deposit	38,947	14,854
Securities available-for-sale	61,024	57,825
Loans held for sale	148	229
Loans, less allowance for loan losses of $1,843 and $1,612	147,645	157,751
Premises and equipment, net	7,502	7,198
Goodwill	2,446	2,446
Core deposit intangible	580	653
Interest receivable and other assets	9,115	7,751

Total assets	$274,858	$275,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand – non-interest-bearing	$32,524	$31,374
NOW accounts	72,579	72,624
Money market accounts	31,646	28,959
Savings	24,588	22,235
Time, $100,000 and over	30,136	30,868
Other time	51,120	54,670
Total deposits	242,594	240,730

Other borrowings	4,000	6,000
Interest payable and other liabilities	3,105	3,782
Total liabilities	249,699	250,512

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 753,684 issued	754	753
Additional paid-in capital	4,540	4,408
Retained earnings	26,465	26,031
Treasury stock, at cost, 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive loss	(301)	(224)
Total shareholders’ equity	25,159	24,669

Total liabilities and shareholders’ equity	$274,858	$275,181

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans (including fee income)	$2,286	$2,749	$4,750	$5,630
Securities
Taxable	239	351	492	752
Exempt from federal income tax	273	279	607	511
Certificates of deposit	235	140	406	217
Federal funds sold	6	51	14	115
Total interest income	3,039	3,570	6,269	7,225

Interest expense
NOW account deposits	66	136	148	294
Money market deposit accounts	29	115	76	260
Savings deposits	22	30	46	60
Time deposits	707	900	1,463	1,944
Other borrowings	31	47	66	80
Federal funds purchased	—	—	—	—
Total interest expense	855	1,228	1,799	2,638

NET INTEREST INCOME	2,184	2,342	4,470	4,587
Provision for loan losses	120	30	390	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,064	2,312	4,080	4,527

Non-interest income
Service charges on deposit accounts	203	228	401	419
Trust and farm management fee income	137	135	272	270
Gain on loan sales	226	17	318	45
Securities gains	4	6	235	28
Other income	181	147	326	173
Total non-interest income	751	533	1,552	935

Non-interest expense
Salaries and employee benefits	1,111	1,091	2,236	2,183
Occupancy and equipment expense	300	321	611	645
Data processing expense	128	112	266	239
Insurance expense	156	47	263	93
Professional fees expense	146	136	267	238
Amortization of core deposit intangible	36	41	73	82
Other expenses	330	270	606	556
Total non-interest expense	2,207	2,018	4,322	4,036

INCOME BEFORE INCOME TAXES	608	827	1,310	1,426

Provision for income taxes	133	211	282	342

NET INCOME	$475	$616	$1,028	$1,084

Earnings per share-basic	$0.73	$0.96	$1.59	$1.68
Earnings per share-diluted	$0.73	$0.95	$1.59	$1.67
Dividends per share	$0.92	$1.00	$0.92	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2009 and 2008

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Loss	Equity

Balance at January 1, 2009	$753	$4,408	$26,031	$(6,299)	$(224)	$24,669

Net income	—	—	1,028	—	—	1,028
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	30	30
Net loss relating to benefit obligation	—	—	—	—	(107)	(107)

Comprehensive income	—	—	—	—	—	951

Cash dividends declared ($.92 per share)	—	—	(594)	—	—	(594)

Stock options vested	—	57	—	—	—	57

Shares granted	—	9	—	—	—	9

Stock options exercised	1	66	—	—	—	67

Balance at June 30, 2009	$754	$4,540	$26,465	$(6,299)	$(301)	$25,159

Balance at January 1, 2008	$753	$4,300	$26,113	$(6,102)	$(458)	$24,606

Net income	—	—	1,084	—	—	1,084
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(5)	(5)
Net gain relating to benefit obligation	—	—	—	—	25	25

Comprehensive income						1,104

Cash dividends declared ($1 per share)	—	—	(644)	—	—	(644)

Stock options vested	—	53	—	—	—	53

Stock options exercised	—	3	—	—	—	3

Purchased 2,526 treasury shares	—	—	—	(197)	—	(197)

Balance at June 30, 2008	$753	$4,356	$26,553	$(6,299)	$(438)	$24,925

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,028	$1,084
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	390	60
Depreciation and amortization	269	329
Premium amortization on securities, net	180	125
Derivative valuation adjustment	64	316
Loans originated for sale	(15,530)	(2,177)
Proceeds from the sale of loans	15,929	2,222
Gain on loan sales	(318)	(45)
Gain on sales of securities	(235)	(28)
Grant of Incentive shares	9	—
Vested stock options	57	53
Change in interest receivable and other assets	(384)	90
Change in interest payable and other liabilities	28	(607)
Net cash from operating activities	1,487	1,422

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	13,974	3,561
Proceeds from maturities of securities	8,977	10,383
Purchases of securities available-for-sale	(26,049)	(13,784)
Proceeds from maturities of certificates of deposit	5,567	1,390
Purchases of certificates of deposit	(29,724)	(14,791)
Net change in loans receivable	8,538	4,614
Proceeds from sale of other real estate owned	67	99
Net property and equipment expenditures	(492)	(78)
Net cash from investing activities	(19,142)	(8,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	1,864	9,431
Repayment of other borrowings	(2,000)	(214)
Proceeds from other borrowings	—	6,214
Purchase of treasury shares	—	(197)
Proceeds from exercised options	67	3
Dividends paid	(1,299)	(1,297)
Net cash from financing activities	(1,368)	13,940

Change in cash and cash equivalents	(19,023)	6,756

Cash and cash equivalents at beginning of period	26,474	16,499

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,451	$23,255

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements of First Ottawa Bancshares, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2008 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 - EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (in thousands)	$475	$616	$1,028	$1,084
Weighted average shares outstanding	645,564	644,809	645,254	645,706
Effect of dilutive securities:
Stock options	2,115	2,483	1,324	2,575
Shares used to compute diluted earnings per share	647,679	647,292	646,578	648,281

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 2 - EARNINGS PER SHARE (Continued)

Earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic	$0.73	$0.96	$1.59	$1.68
Diluted	0.73	0.95	1.59	1.67

A total of 32,074 and 33,161 options for the three month periods ended June 30, 2009 and 2008 are not included in the above calculations as they are non-dilutive.

NOTE 3 - CAPITAL RATIOS

At the dates indicated, the Company’s and Bank’s capital ratios were materially the same and were:

	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,231	13.0%	$23,354	13.2%
Tier I capital (to risk-weighted assets)	22,389	12.1%	21,742	12.3%
Tier I capital (to average assets)	22,389	8.2%	21,742	8.1%

At June 30, 2009, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 4 - DERIVATIVES

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This standard amends and expands the disclosure requirements in FAS 133 about an entity’s derivative instruments and hedging activities. Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses this fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS) to fix the interest rate on a specific certificate of deposit product.  At June 30, 2009, the Company had $3.6 million of certificates of deposit, which mature in 2009 through 2014, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index.  This interest received from BDFS will be paid to the customer.  The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

The table below presents certain information regarding the Company’s interest rate swap agreement designated as a fair value hedge.

	June 30, 2009	December 31, 2008
	(unaudited)	(unaudited)

Fair value of interest rate swap agreement	$567	$594
Balance sheet location of fair value amount	Other Liabilities	Other Liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain (loss) on interest rate swap	125	(49)	(28)	(136)
Gain (loss) on call option	(124)	53	30	145
Net gain (loss) recognized in income	1	4	2	9
Location of gain (loss) recognized in income	Other Income	Other Income	Other Income	Other Income

In addition to the above, the Company also purchased $1.4 million of certificates of deposit which are included in the certificates of deposit caption on the consolidated balance sheet.  These certificates of deposit were purchased as investments to generate a return and have a five year term from date of purchase.  The investments do not individually exceed $100,000 and are insured by the FDIC. The initial investment is not at risk but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index. The fair value of this embedded derivative, which is a purchased call option, is recorded in certificates of deposit and the fair value adjustment is included in other income.  At June 30, 2009, the Company had allocated $46,000 to this asset and recorded a valuation loss of $8,000.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The table below presents certain information regarding the Company’s purchased and written call options which are embedded derivatives that are not designated as hedging instruments under Statement 133:

	June 30, 2009	December 31, 2008
	(unaudited)	(unaudited)

Purchased call options- Investment cds	$46	$135
Balance sheet location of fair value amount	Certificates of Deposit	Certificates of Deposit
Written call options – Customer cds	566	597
Balance sheet location of fair value amount	Other Liabilities	Other Liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Purchased call options- Investment cds
Net gain (loss) recognized in income	9	(18)	(8)	(176)
Location of gain (loss) recognized in income	Other Income	Other Income	Other Income	Other Income
Written call options – Customer cds
Net gain (loss) recognized in income	(124)	53	30	145
Location of gain (loss) recognized in income	Other Income	Other Income	Other Income	Other Income

NOTE 5 - SECURITIES AVAILABLE FOR SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U. S. Treasury	$2,131	$10	$—	$2,141
Federal agencies	12,519	46	(81)	12,484
State and municipal	29,408	244	(46)	29,606
Corporate obligations	10,792	89	(28)	10,853
Mortgage–backed securities and collateralized mortgage obligations	4,082	95	—	4,177
Marketable equity securities	1,512	254	(3)	1,763

Total investment securities	$60,444	$738	$(158)	$61,024

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 5 - SECURITIES AVAILABLE FOR SALE (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U. S. Treasury	$1,033	$51	$—	$1,084
Federal agencies	11,556	234	—	11,790
State and municipal	38,926	268	(106)	39,088
Mortgage–backed securities and collateralized mortgage obligations	4,885	91	(6)	4,970
Marketable equity securities	893	—	—	893

Total investment securities	$57,293	$644	$(112)	$57,825

As of June 30, 2009 and December 31, 2008, the Company had approximately $13,935,000 and $14,498,000 invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $49,482,000 and $35,927,000 were pledged at June 30, 2009 and December 31, 2008 to secure trust and public deposits, and for other purposes as required or permitted by law.

The amortized cost and fair value of contractual maturities of securities available for sale at June 30, 2009 were as follows.  Securities not due at a single maturity date, primarily mortgage—backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Within one year	$12,913	$12,962
One to five years	34,633	34,777
Five to ten years	7,304	7,345
After ten years	—	—
	54,850	55,084
Mortgage-backed securities and collateralized mortgage obligations	4,082	4,177
Marketable equity securities	1,512	1,763

Totals	$60,444	$61,024

Information regarding realized gains and losses on sales of securities available for sale as of June 30, 2009 and 2008 follows:

	2009	2008

Gross gains	$235	$28
Gross losses	—	—
Tax expense	80	9

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 5 - SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2009 and December 31, 2008 was $16.1 million and $9.7 million, respectively, which was approximately 26.4% and 16.7% of the Company’s available—for—sale investment portfolio at those dates.  These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other—than—temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2009
Federal Agencies	$6,570	$(81)	$—	$—	$6,570	$(81)
State and municipal	6,884	(45)	130	(1)	7,014	(46)
Corporate obligations	2,511	(28)	—	—	2,511	(28)
Marketable equity securities	21	(3)	—	—	21	(3)

Total temporarily impaired securities	$15,986	$(157)	$130	$(1)	$16,116	$(158)

December 31, 2008

State and Municipal	$8,241	$(104)	$400	$(2)	$8,641	$(106)
Mortgage–backed securities and collateralized mortgage obligations	655	(4)	381	(2)	1,036	(6)

Total temporarily impaired securities	$8,896	$(108)	$781	$(4)	$9,677	$(112)

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include certain collateralized mortgage and debt obligations, government agency bonds and certain municipal securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently holds no Level 3 securities.

Interest Rate Swap Agreements

The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data (such as the S&P 500 index) and, therefore, are classified within Level 2 of the valuation hierarchy.

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The fair value for impaired loans and other real estate owned is measured based on the value of the collateral securing those loans/real estate and is determined using several methods. The fair value of real estate is generally determined based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically calculated by using the financial information such as financial statements and aging reports provided by the borrower and is discounted as considered appropriate.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available-for-sale securities:
U.S. Treasuries	$2,141	$—	$2,141	$—
Federal Agencies	12,484	—	12,484	—
State and Municipals	29,606	—	29,606	—
Corporate obligations	10,853	—	10,853	—
Mortgage–backed securities and collateralized mortgage obligations	4,177	—	4,177	—
Equities	1,763	1,763	—	—
Purchased call options- investment cds	46	—	46	—
Interest rate swap agreements – customer cds	566	—	566	—
Total assets	61,636	1,763	59,873	—

Liabilities:
Written call options- customer cds	(567)	—	(567)	—

Non-recurring basis:
Impaired loans	424	—	—	424
Other real estate owned	1,178	—	—	1,178
Total assets	1,602	—	—	1,602

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities:
U.S. Treasuries	$1,084	$—	$1,084	$—
Federal Agencies	11,790	—	11,790	—
State and Municipals	39,088	—	39,088	—
Mortgage–backed securities and collateralized mortgage obligations	4,970	—	4,970	—
Equities	893	893	—	—
Purchased call options – investment cds	135	—	135	—
Interest rate swap agreements – customer cds	594	—	594	—
Total assets	58,554	893	57,661	—

Liabilities:
Written call options – customer cds	(597)	—	(597)	—

The following methods and assumptions were used to estimate fair values for financial instruments carried on the balance sheet at other than fair value.  The carrying amount is considered to estimate fair value for cash and due from banks, demand, NOW, money market and savings deposits, accrued interest receivable and payable, and variable rate loans or deposits.  The fair value of loans held for sale are based on quoted market prices.  For fixed rate loans, deposits, or other borrowings, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. The fair value of off—balance—sheet items is based on the fees or cost that would currently be charged to enter into or terminate such agreements and is not material.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$7,451	$7,451	$26,474	$26,474
Certificates of deposit and related derivative	38,947	39,552	14,854	15,071
Securities available for sale	61,024	61,024	57,825	57,825
Loans held for sale	148	148	229	229
Loans	147,645	146,919	157,751	156,826
Interest receivable	1,749	1,749	1,603	1,603

Liabilities
Deposits with no stated maturities	161,338	161,338	155,192	155,192
Time deposits	81,256	82,794	85,538	86,498
Other Borrowings	4,000	4,066	6,000	6,081
Interest Payable	587	587	684	684

NOTE 7 - RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2008 consolidated financial statements in order to conform to the June 30, 2009 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were available to be issued.

NOTE 9 - FUTURE ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the Company as of June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations, or disclosures.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2009 and 2008

NOTE 9 - FUTURE ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during our interim period ending September 30, 2009 and is not expected to have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

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

OVERVIEW

The Company is the holding company for First National Bank of Ottawa (the “Bank”). The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator, a branch in Yorkville, a branch in Morris, and a loan production office in Minooka, Illinois. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

The Company’s net income for the six months ended June 30, 2009, was $1.0 million, or $1.59 per common share, compared to net income of $1.1 million, or $1.68 per common share for the six months ended June 30, 2008.

The Company’s assets at June 30, 2009 were $274.9 million compared to $275.2 million at December 31, 2008, a decrease of $323,000, or 0.1%.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. The Company’s financial condition and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses- The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in a customer’s unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures.  The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Mortgage Servicing Rights- Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the condensed consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

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

Additionally, the Company has purchased certificate of deposits which contain an equity related embedded derivative component.  The initial investment in the certificate of deposit is not at risk, but the return on the investment is based on appreciation in the S&P 500 Index.  Accordingly, the fair value of the embedded derivative is recorded in certificates of deposit and the fair value adjustment is included in other income.

Stock Compensation- Grants under the Company’s stock incentive plan are accounted for under the provisions of Statement of Accounting Standards (SFAS) No. 123(R), applying the fair value method and the use of an option pricing model to estimate the value of the options granted. The stock options are granted with an exercise price equal to the market price at the date of grant. Resulting compensation expense relating to the stock options is measured and recorded based on the estimated value of the options.

Valuation Measurements-  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and derivatives are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement”, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

Goodwill-  Under SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has elected to test for goodwill impairment as of December 31st of each year. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Company’s customer base, or a material negative change in its relationship with significant customers.

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2009 were $274.9 million compared to $275.2 million at December 31, 2008, a decrease of $323,000, or 0.1%.  This decrease was the result of a decrease in cash and cash equivalents of $19.0 million, and a decrease in loans of $10.1 million. These decreases were offset by increases in securities available-for-sale of $3.2 million, certificates of deposit in other financial institutions of $24.1 million, and interest receivable and other assets of $1.4 million. Cash and cash equivalents decreased as excess balances at the Federal Reserve Bank were reinvested into other assets earning higher rates. Loan balances outstanding decreased by $10.1 million due to decreased demand as a result of the contraction in the housing market and its impact on the economy, along with pay downs in the portfolio. Interest receivable and other assets increased by $1.4 million, primarily due to a $1.1 million increase in other real estate owned.

Total liabilities at June 30, 2009 were $249.7 million compared to $250.5 million at December 31, 2008, a decrease of $813,000, or 0.3%. This decrease was primarily the result of a decrease in other borrowings of $2.0 million, which was offset by an increase in total deposits of $1.9 million, from $240.7 million at December 31, 2008, to $242.6 million at June 30, 2009, primarily due to increases in short term deposits of a local municipality and county funds resulting from real estate tax payments. Other borrowings decreased by $2.0 million as a result of Federal Home Loan Bank advances repaid during the first quarter of 2009. Interest payable and other liabilities decreased by $677,000, due to the reduction of dividends payable at year end 2008.

Total shareholders’ equity increased to $25.2 million at June 30, 2009, compared to $24.7 million at December 31, 2008. This increase was due primarily to net income of $1.0 million for the period ended June 30, 2009, which was offset by dividends in the amount of $594,000, payable to shareholders in July 2009 that were declared in June 2009.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2009 was $475,000, or $0.73 per share, a 22.9% decrease compared to $616,000, or $0.96 per share, in the second quarter of 2008.  The decrease in net income for the quarter was primarily the result of a decrease in net interest income of $158,000, and an increase in the provision for loan losses of $90,000. These decreases were partially offset by an increase in non-interest income of $218,000. The decrease in income before taxes also resulted in a decrease in the income tax provision of $78,000.

During the six months ended June 30, 2009, net income was $1.0 million, or $1.59 per share, compared to $1.1 million, or $1.68 per share during the first six months of 2008.  This 5.2% decrease in net income for the six month period was primarily due to a decrease in net-interest income of $117,000, and an increase in the provision for loan losses of $330,000, which were offset by an increase in non-interest income of $617,000, or 66.0%. The decrease in the Company’s pretax income also resulted in a decrease in the tax provision of $60,000.

The annualized return on average assets was 0.75% for the six months ended June 30, 2009, compared to 0.78% in 2008.   The annualized return on average equity decreased to 8.1% for the six months ended June 30, 2009, from 9.1% in 2008.

NET INTEREST INCOME

Net interest income decreased by 6.7% to $2.2 million for the three months ended June 30, 2009 as compared to 2008.  Total interest income decreased to $3.0 million for the three months ended June 30, 2009, compared to $3.6 million for the three months ended June 30, 2008.  This change was primarily the result of a decrease in interest income from loans to $2.3 million for the three months ended June 30, 2009 from $2.7 million for the same period a year earlier. This decrease was the result of a $10.7 million decrease in the average principal balance of the loan portfolio compared to the prior year and loans repricing downward as interest rates decreased during 2008 and in the first half of 2009. In addition, a decrease in interest income from taxable investment securities of $112,000 for the second quarter of 2009 compared to the prior year resulted in a change in total interest income of $531,000 for the second quarter of 2009 compared to the prior year. Total interest expense decreased to $855,000 for the three months ended June 30, 2009 from $1.2 million for the same period ended June 30, 2008, a 30.4% decrease. Decreased interest expense was a result of lower rates paid on deposits. The $373,000 decrease in total interest expense partially offset the decrease in total interest income for the quarter resulting in a $158,000 decrease in net interest income for the second quarter in 2009 compared to the prior year.

Net interest income for the six months ended June 30, 2009 was $4.5 million compared to $4.6 million for the same period in 2008. The decrease in 2009 was the result of a $956,000 decrease in total interest income, which was partially offset by a $839,000 decrease in total interest expense compared to the prior year. The Company’s net interest margin was 3.84% for the six months ended June 30, 2009 and 3.72% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $4.8 million for the six months ending June 30, 2009 and $4.7 million for the same period in 2008. The tax equivalent yield on average earning assets of $245.6 million in 2009 and $254.9 million for the same period in 2008, decreased to 5.31% for the six months ended June 30, 2009 from 5.80% for the same period ended June 30, 2008, a decrease of 49 basis points. This decrease was offset by a corresponding decrease in the cost of funds to 1.47% from 2.45% paid for the same period ended June 30, 2008, a 98 basis point decrease. These decreases resulted from ongoing repricing of assets and liabilities as they matured in the decreasing rate environment in late 2008 and during the first six months of 2009.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $120,000 during the second quarter of 2009 compared to $30,000 during the second quarter of 2008. Year to date provision for loan loss was $390,000 in

2009 compared to $60,000 in 2008. As of June 30, 2009, the allowance for loan losses totaled $1.8 million, or 1.23% of total loans, which increased from $1.6 million, or 1.01% of total loans, as of December 31, 2008.  Nonaccrual loans increased from $1.0 million at December 31, 2008 to $3.6 million at June 30, 2009. Nonperforming loans, including nonaccrual loans, increased $1.4 million to $4.4 million over the same period. Management feels that the Bank was well collateralized on the nonperforming loans, which may significantly reduce the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy has showed signs of improvement, borrowers may continue to experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require increases in the provision for loan losses. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses was adequate at June 30, 2009 to cover probable losses inherent in the Bank’s loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s total non-interest income totaled $751,000 for the three months ended June 30, 2009 compared to $533,000 for the same period in 2008, an increase of $218,000, or 40.9%. The increase in total non-interest income was primarily due to gains on loan sales to the secondary market, which increased $209,000 due to increased origination and refinancing volume as a result of lower interest rates. Other income increased $34,000, or 23.1%, compared to the prior year due to market value adjustments associated with the derivative portion of certificates of deposits held for investment purposes. These increases were partially offset by a decrease in service charges on deposit accounts of $25,000, or 11.0%, which resulted from decreased overdraft charges compared to the prior year.

For the six months ended June 30, 2009, total non-interest income increased by 66.0% or $617,000 to $1.6 million.  Other income increased $153,000, or 88.4%, primarily due to market value adjustments associated with the derivative portion of certificates of deposits held for investment purposes. Securities gains increased $207,000 to $235,000 compared to the prior year.  Also, gains on loan sales to the secondary market increased $273,000 to $318,000 compared to 2008, due to increased origination and refinancing volume. Service charges on deposit accounts decreased by $18,000, or 4.3%, due to lower overdraft volume.

NON-INTEREST EXPENSE

The Company’s total non-interest expense increased by $189,000 to $2.2 million for the three months ended June 30, 2009, compared to $2.0 million for the same period in 2008.  Salaries and employee benefits, the largest component of non-interest expense, increased $20,000, or 1.8%, to $1.1 million.  This increase, as well as increases in insurance expense of $109,000, professional fees expense of $10,000, data processing expense of $16,000, and other expenses of $60,000, were partially offset by nominal decreases in occupancy and equipment expense of $21,000 and amortization of core deposit intangible of $5,000. Insurance expense increased by $109,000 compared to the prior year due to a significant increase in the FDIC insurance assessment rate for 2009. Other expenses increased by $60,000 over the prior year due to an increase in other real estate owned expenses and an increase in amortization of the mortgage servicing asset as our serviced portfolio refinanced during the current year.

For the six months ended June 30, 2009, total non-interest expense increased $286,000 to $4.3 million, or 7.1%, compared to the year earlier period.  Salaries and employee benefits increased $53,000, or 2.4%, to $2.2 million.  Increases in professional fees expense of $29,000, other expenses of $50,000, data processing expense of $27,000, and insurance expense of $170,000 were partially offset by decreases in occupancy and equipment expenses of $34,000 and amortization of core deposit intangible of $9,000. Insurance expense increased by $170,000 compared to the prior year due to a significant increase in the FDIC insurance assessment rate for 2009. Other expenses increased by $50,000 over the prior year due to an increase in other real estate owned expenses and an increase in amortization of the mortgage servicing asset as our serviced portfolio refinanced during the current year.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2009, cash and short-term investments totaled $7.5 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities and certificates of deposit held at other financial institutions maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2009 (Dollars in thousands):

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$23,614	$11,524	$3,912	$1,857	$6,321
Federal Home Loan Bank advances	4,000	2,000	2,000	—	—
Data processing contract payable	946	223	445	278	—
Standby letters of credit(1)	649	291	358	—	—
	$29,209	$14,038	$6,715	$2,135	$6,321

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2009.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Directors

At the Annual Meeting of Stockholders on May 20, 2009, Bradley J. Armstrong, Donald J. Harris, and Brian P. Zabel were elected to serve as Class I directors until the 2012 Annual Meeting of Stockholders. Joachim J. Brown and John L. Cantlin continue to serve as Class II directors with a term expiring in 2010. Thomas E. Haeberle, Thomas P. Rooney and William J. Walsh continue to serve as Class III directors with a term expiring in 2011. The voting for each Class I director was as follows:

	Votes For	Votes Withheld
Bradley J. Armstrong	468,960	19,556
Donald J. Harris	468,960	19,556
Brian P. Zabel	466,660	21,856

On May 20, 2009, the Company’s Board of Directors unanimously elected Bradley J. Armstrong as Chairman of the Board for the Company and the Bank for a term of one year.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d- 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d- 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: August 13, 2009	/S/ Joachim J. Brown
Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	/S/ Vincent G. Easi
Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)