Form 10-Q
period 2009-09-30
FIRST OTTAWA BANCSHARES INC
filed 2009-11-16
CIK 1099668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:  As of November 13, 2009, the registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$31,093	$26,474
Certificates of deposit	41,162	14,854
Securities available-for-sale	68,967	57,825
Loans held for sale	62	229
Loans, less allowance for loan losses of $1,893 and $1,612	142,519	157,751
Premises and equipment, net	7,448	7,198
Goodwill	2,446	2,446
Core deposit intangible	544	653
Interest receivable and other assets	10,027	7,751

Total assets	$304,268	$275,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand — non-interest-bearing	$30,756	$31,374
NOW accounts	105,855	72,624
Money market accounts	34,903	28,959
Savings	24,098	22,235
Time, $100,000 and over	27,644	30,868
Other time	48,203	54,670
Total deposits	271,459	240,730

Other borrowings	4,000	6,000
Interest payable and other liabilities	2,566	3,782
Total liabilities	278,025	250,512

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 753,734 issued	754	753
Additional paid-in capital	4,575	4,408
Retained earnings	26,956	26,031
Treasury stock, at cost, 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive loss	257	(224)
Total shareholders’ equity	26,243	24,669

Total liabilities and shareholders’ equity	$304,268	$275,181

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Loans (including fee income)	$2,332	$2,659	$7,082	$8,289
Securities
Taxable	280	302	772	1,054
Exempt from federal income tax	254	263	861	774
Certificates of deposit	273	151	679	368
Federal funds sold	14	70	28	185
Total interest income	3,153	3,445	9,422	10,670

Interest expense
NOW account deposits	73	134	221	428
Money market deposit accounts	22	134	98	394
Savings deposits	19	29	65	89
Time deposits	617	784	2,080	2,728
Other borrowings	32	46	98	126
Repurchase agreements	—	1	—	1
Total interest expense	763	1,128	2,562	3,766

NET INTEREST INCOME	2,390	2,317	6,860	6,904
Provision for loan losses	120	30	510	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,270	2,287	6,350	6,814

Non-interest income
Service charges on deposit accounts	220	227	621	646
Trust and farm management fee income	138	135	410	405
Gain on loan sales	46	9	364	54
Securities gains (losses)	3	(8)	238	20
Market value adjustment on derivatives	5	(80)	(3)	(256)
Other income	166	140	500	489
Total non-interest income	578	423	2,130	1,358

Non-interest expense
Salaries and employee benefits	1,121	1,079	3,357	3,262
Occupancy and equipment expense	309	339	920	984
Data processing expense	127	111	393	350
Insurance expense	197	48	460	141
Professional fees expense	101	95	368	333
Amortization of core deposit intangible	37	40	110	122
Other expenses	302	237	908	793
Total non-interest expense	2,194	1,949	6,516	5,985

INCOME BEFORE INCOME TAXES	654	761	1,964	2,187

Provision for income taxes	163	188	445	530

NET INCOME	$491	$573	$1,519	$1,657

Earnings per share-basic	$0.76	$0.89	$2.35	$2.57
Earnings per share-diluted	$0.76	$0.89	$2.35	$2.56
Dividends per share	$0.92	$1.00	$0.92	$1.00

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2009 and 2008

(In thousands, except per share data)

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2009	$753	$4,408	$26,031	$(6,299)	$(224)	$24,669

Net income	—	—	1,519	—	—	1,519
Unrealized net gain on securities available-for-sale, net of reclassi-fications and tax effects	—	—	—	—	588	588
Net loss relating to benefit obligation	—	—	—	—	(107)	(107)

Comprehensive income	—	—	—	—	—	951

Cash dividends declared ($.92 per share)	—	—	(594)	—	—	(594)

Stock options vested	—	89	—	—	—	89

Shares granted	—	9	—	—	—	9

Stock options exercised	1	69	—	—	—	70

Balance at September 30, 2009	$754	$4,575	$26,956	$(6,299)	$257	$26,243

Balance at January 1, 2008	$753	$4,300	$26,113	$(6,102)	$(458)	$24,606

Net income	—	—	1,657	—	—	1,657
Unrealized net loss on securities available-for-sale, net of reclassi-fications and tax effects	—	—	—	—	(106)	(106)
Net gain relating to benefit obligation	—	—	—	—	25	25

Comprehensive income						1,576

Cash dividends declared ($1 per share)	—	—	(644)	—	—	(644)

Stock options vested	—	79	—	—	—	79

Stock options exercised	—	3	—	—	—	3

Purchased 2,526 treasury shares	—	—	—	(197)	—	(197)

Balance at September 30, 2008	$753	$4,382	$27,126	$(6,299)	$(539)	$25,423

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,519	$1,657
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	510	90
Depreciation and amortization	394	494
Premium amortization on securities, net	287	187
Derivative valuation adjustment	87	609
Loans originated for sale	(17,701)	(2,596)
Proceeds from the sale of loans	18,232	2,650
Gain on loan sales	(364)	(54)
Gain on sales of securities	(238)	(20)
Grant of Incentive shares	9	—
Vested stock options	89	79
Change in interest receivable and other assets	(741)	(78)
Change in interest payable and other liabilities	83	(617)
Net cash from operating activities	2,166	2,401

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	14,492	4,333
Proceeds from maturities of securities	12,152	15,783
Purchases of securities available-for-sale	(36,945)	(13,842)
Proceeds from maturities of certificates of deposit	14,334	6,064
Purchases of certificates of deposit	(40,729)	(16,779)
Net change in loans receivable	12,694	5,017
Proceeds from sale of other real estate owned	80	200
Net property and equipment expenditures	(531)	(127)
Net cash from investing activities	(24,453)	649

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	30,729	2,597
Repayment of other borrowings	(2,000)	(214)
Proceeds from other borrowings	—	6,214
Change in securities sold under agreements To repurchase	—	2,000
Purchase of treasury shares	—	(197)
Proceeds from exercised options	70	3
Dividends paid	(1,893)	(1,942)
Net cash from financing activities	(26,906)	8,461

Change in cash and cash equivalents	4,619	11,511

Cash and cash equivalents at beginning of period	26,474	16,499

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,093	$28,010

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

NOTE 1 — BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

The Company’s wholly-owned subsidiary, First Ottawa Financial Corporation, sells insurance and investment products.

NOTE 2 — EARNINGS PER SHARE

Earnings per share were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (in thousands)	$491	$573	$1,519	$1,657
Weighted average shares outstanding	645,985	644,849	645,500	645,418
Effect of dilutive securities:
Stock options	2,987	1,611	1,705	1,636
Shares used to compute diluted earnings per share	648,972	646,460	647,205	647,064

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

(Unaudited)

NOTE 2 — EARNINGS PER SHARE (Continued)

Earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic	$0.76	$0.89	$2.35	$2.57
Diluted	0.76	0.89	2.35	2.56

A total of 32,200 and 39,014 options for the three month periods ended September, 2009 and 2008 are not included in the above calculations as they are non-dilutive.  A total of 50,788 and 32,700 options for the nine month periods ended September, 2009 and 2008 are not included in the above calculations as they are non-dilutive.

NOTE 3 — CAPITAL RATIOS

At the dates indicated, the Company’s and Bank’s capital ratios were materially the same and were:

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$24,849	13.8%	$23,354	13.2%
Tier I capital (to risk-weighted assets)	22,956	12.5%	21,742	12.3%
Tier I capital (to average assets)	22,956	7.8%	21,742	8.1%

At September 30, 2009, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

NOTE 4 - DERIVATIVES

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses this fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS) to fix the interest rate on a specific certificate of deposit product.  At September 30, 2009, the Company had $3.6 million of certificates of deposit, which mature in 2009 through 2014, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index.  This interest received from BDFS will be paid to the customer.  The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

The table below presents certain information regarding the Company’s interest rate swap agreement designated as a fair value hedge.

	September 30, 2009	December 31, 2008
	(unaudited)

Fair value of interest rate swap agreement	$813	$594
Balance sheet location of fair value amount	Other Liabilities	Other Liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gain (loss) on interest rate swap	247	(90)	219	(221)
Gain (loss) on call option	(246)	93	(216)	233
Net gain (loss) recognized in income	1	3	3	12
Location of gain (loss) recognized in income	Other Income	Other Income	Other Income	Other Income

In addition to the above, the Company also purchased $1.1 million of certificates of deposit which are included in the certificates of deposit caption on the consolidated balance sheet.  These certificates of deposit were purchased as investments to generate a return and have a five year term from date of purchase.  The investments do not individually exceed $100,000 and are insured by the FDIC. The initial investment is not at risk but the return on the investment is based on a calculation of the appreciation in the S&P 500 Index. The fair value of this embedded derivative, which is a purchased call option, is recorded in certificates of deposit and the fair value adjustment is included in other income.  At September 30, 2009, the Company had allocated $15,000 to this asset and recorded a valuation loss of $3,000.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

(Unaudited)

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The table below presents certain information regarding the Company’s purchased and written call options which are embedded derivatives that are not designated as hedging instruments:

	September 30, 2009	December 31, 2008
	(unaudited)	(unaudited)

Purchased call options- Investment cds	$15	$135
Balance sheet location of fair value amount	Certificates of Deposit	Certificates of Deposit
Written call options — Customer cds	813	597
Balance sheet location of fair value amount	Other Liabilities	Other Liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Purchased call options- Investment cds
Net gain (loss) recognized in income	5	(80)	(3)	(256)
Location of gain (loss) recognized in income – Market value adjustment on derivatives
Written call options — Customer cds
Net gain (loss) recognized in income	(246)	93	(216)	233
Location of gain (loss) recognized in income	Other Income	Other Income	Other Income	Other Income

NOTE 5 — SECURITIES AVAILABLE FOR SALE

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2009
U. S. Treasury	$5,215	$10	$—	$5,225
Federal agencies	19,207	162	(15)	19,354
State and municipal	27,070	492	(47)	27,515
Corporate obligations	10,850	311	(3)	11,158
Mortgage—backed securities and collateralized mortgage obligations	3,690	119	—	3,809
Marketable equity securities	1,512	394	—	1,906

Total investment securities	$67,544	$1,488	$(65)	$68,967

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

(Unaudited)

NOTE 5 — SECURITIES AVAILABLE FOR SALE (Continued)

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008
U. S. Treasury	$1,033	$51	$—	$1,084
Federal agencies	11,556	234	—	11,790
State and municipal	38,926	268	(106)	39,088
Mortgage—backed securities and collateralized mortgage obligations	4,885	91	(6)	4,970
Marketable equity securities	893	—	—	893

Total investment securities	$57,293	$644	$(112)	$57,825

As of September 30, 2009 and December 31, 2008, the Company had approximately $13,935,000 and $14,498,000 invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $53,827,000 and $35,927,000 were pledged at September 30, 2009 and December 31, 2008 to secure trust and public deposits, and for other purposes as required or permitted by law.

The amortized cost and fair value of contractual maturities of securities available for sale at September 30, 2009 were as follows.  Securities not due at a single maturity date, primarily mortgage—backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Within one year	$16,209	$16,236
One to five years	40,070	40,756
Five to ten years	6,063	6,260
After ten years	—	—
	62,341	63,252
Mortgage—backed securities and collateralized mortgage obligations	3,690	3,809
Marketable equity securities	1,512	1,906

Totals	$67,544	$68,967

Information regarding realized gains and losses on sales of securities available for sale as of September 30, 2009 and 2008 follows:

	2009	2008
Gross gains	$239	$28
Gross losses	(1)	—
Tax expense	81	9

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

NOTE 5 — SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2009 and December 31, 2008 was $11.2 million and $9.7 million, respectively, which was approximately 16.3% and 16.7% of the Company’s available—for—sale investment portfolio at those dates.  These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds.

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

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2009

Federal Agencies	$3,567	$(15)	$—	$—	$3,567	$(15)
State and municipal	7,205	(46)	130	(1)	7,335	(47)
Corporate obligations	304	(3)	—	—	304	(3)
Total temporarily impaired securities	$11,076	$(64)	$130	$(1)	$11,206	$(65)

December 31, 2008

State and Municipal	$8,241	$(104)	$400	$(2)	$8,641	$(106)
Mortgage—backed securities and collateralized mortgage obligations	655	(4)	381	(2)	1,036	(6)

Total temporarily impaired securities	$8,896	$(108)	$781	$(4)	$9,677	$(112)

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

FASB Accounting Standards Codification (ASC) Topic 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820-10-20 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include certain collateralized mortgage and debt obligations, government agency bonds and certain municipal securities, and corporate obligations. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently holds no Level 3 securities.

Interest Rate Swap Agreements

The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data (such as the S&P 500 index) and, therefore, are classified within Level 2 of the valuation hierarchy.

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible.  Impaired loans are carried at the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available-for-sale securities:
U.S. Treasuries	$5,225	$—	$5,225	$—
Federal Agencies	19,354	—	19,354	—
State and Municipals	27,515	—	27,515	—
Corporate obligations	11,158	—	11,158	—
Mortgage—backed securities and collateralized mortgage obligations	3,809	—	3,809	—
Equities	1,906	1,906	—	—
Purchased call options-investment cds	15	—	15	—
Interest rate swap agreements — customer cds	813	—	813	—
Total assets	69,795	1,906	67,889	—

Liabilities:
Written call options-customer cds	(813)	—	(813)	—

Non-recurring basis:
Impaired loans	4,069	—	—	4,069
Other real estate owned	2,243	—	—	2,243
Total assets	6,312	—	—	6,312

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

(Unaudited)

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities:
U.S. Treasuries	$1,084	$—	$1,084	$—
Federal Agencies	11,790	—	11,790	—
State and Municipals	39,088	—	39,088	—
Mortgage—backed securities and collateralized mortgage obligations	4,970	—	4,970	—
Equities	893	893	—	—
Purchased call options — investment cds	135	—	135	—
Interest rate swap agreements — customer cds	594	—	594	—
Total assets	58,554	893	57,661	—

Liabilities:
Written call options — customer cds	(597)	—	(597)	—

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

(Unaudited)

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$31,093	$31,093	$26,474	$26,474
Certificates of deposit and related derivative	41,162	41,162	14,854	15,071
Securities available for sale	68,967	68,967	57,825	57,825
Loans held for sale	62	62	229	229
Loans	142,519	141,463	157,751	156,826
Interest receivable	1,889	1,889	1,603	1,603

Liabilities
Deposits with no stated maturities	195,612	195,612	155,192	155,192
Time deposits	75,847	77,264	85,538	86,498
Other Borrowings	4,000	4,073	6,000	6,081
Interest Payable	544	544	684	684

NOTE 7 — RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2008 consolidated financial statements in order to conform to the September 30, 2009 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 8 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were available to be issued.

NOTE 9 — FUTURE ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166’;).

On June 12, 2009, the FASB issued SFAS 166 which removes the concept of a qualifying special-purpose entity (“QSPE”) from Statement 140, and eliminates the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46 (R)”). Concurrent with the issuance of SFAS 166, the FASB issued SFAS 167, Amendment to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 addresses the effect of eliminating the QSPE concept from Statement 140 and enhances the transparency of an entity’s involvement in a variable interest entity (“VIE”). SFAS 166 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009. Earlier adoption is prohibited. The Corporation does not expect the adoption of the provisions of SFAS 166 to have a material effect on the Company’s financial condition and results of operations.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2009 and 2008

NOTE 9 — FUTURE ACCOUNTING PRONOUNCEMENTS (Continued)

Statement of Financial Accounting Standards No. 167, Amendment to FASB Interpretation No. 46 (R) (“SFAS 167”).

On June 12, 2009, the FASB issued SFAS 167 to address the effects of eliminating the QSPE concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Liabilities and enhance the transparency of an entity’s involvement in a variable interest entity (“VIE”). SFAS 167 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009. Earlier adoption is prohibited. The Corporation does not expect the adoption of the provisions of SFAS 167 to have a material effect on the Company’s financial condition and results of operations.

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

The Company’s net income for the nine months ended September 30, 2009, was $1.5 million, or $2.35 per common share, compared to net income of $1.7 million, or $2.57 per common share for the nine months ended September 30, 2008.

The Company’s assets at September 30, 2009 were $304.3 million compared to $275.2 million at December 31, 2008, an increase of $29.1 million, or 10.6%.

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

Stock Compensation- Grants under the Company’s  stock incentive plan are accounted for by applying the fair value method and the use of an option pricing model to estimate the value of the options granted. The stock options are granted with an exercise price equal to the market price at the date of grant. Resulting compensation expense relating to the stock options is measured and recorded based on the estimated value of the options.

Valuation Measurements-  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued.Investment securities and derivatives are carried at fair value, as defined in FASB ASC Topic 820, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

Goodwill-  Under FASB ASC Topic 350-10 the Company is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has elected to test for goodwill impairment as of December 31st  of each year. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Company’s customer base, or a material negative change in its relationship with significant customers.

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2009 were $304.3 million compared to $275.2 million at December 31, 2008, an increase of $29.1 million, or 10.6%.  This increase was the result of an increases in cash and cash equivalents of $4.6 million, certificates of deposit in other financial institutions of $26.3 million, securities available-for-sale of $11.1 million, and interest receivable and other assets of $2.2 million. These increases were offset by decreases in loans of $15.2 million, and loans held for sale of $167,000. Cash and cash equivalents increased as excess balances at the Federal Reserve Bank increased as a result of real estate taxes collected on behalf of local municipalities. Loan balances outstanding decreased by $15.2 million due to decreased demand as a result of the contraction in the housing market and its impact on the economy, along with pay downs in the portfolio. Interest receivable and other assets increased by $2.2 million, primarily due to a $1.9 million increase in other real estate owned.

Total liabilities at September 30, 2009 were $278.0 million compared to $250.5 million at December 31, 2008, an increase of $27.5 million, or 11.0%. This increase was primarily the result of an increase in total deposits of $30.7 million, from $240.7 million at December 31, 2008, to $271.5 million at September 30, 2009. Total deposits increased due to short term deposits of a local municipality and county funds resulting from real estate tax payments. The increase in deposits was partially offset by a decrease in other borrowings of $2.0 million, and a $1.2 million decrease in interest payable and other liabilities. Other borrowings decreased by $2.0 million as a result of Federal Home Loan Bank advances repaid during the first quarter of 2009. Interest payable and other liabilities decreased by $1.2 million, due to the reduction of dividends payable at year end 2008.

Total shareholders’ equity increased to $26.2 million at September 30, 2009, compared to $24.7 million at December 31, 2008. This increase was due primarily to net income of $1.5 million for the period ended September 30, 2009, which was offset by dividends in the amount of $594,000, payable to shareholders in July 2009 that were declared in June 2009.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2009 was $491,000, or $0.76 per share, a 14.3% decrease compared to $573,000, or $0.89 per share, in the third quarter of 2008.  The decrease in net income for the quarter was primarily the result of an increase in non-interest expense of $245,000, and an increase in the provision for loan losses of $90,000. These decreases were partially offset by an increase in non-interest income of $155,000. The decrease in income before taxes also resulted in a decrease in the income tax provision of $25,000.

During the nine months ended September 30, 2009, net income was $1.5 million, or $2.35 per share, compared to $1.7 million, or $2.57 per share during the first nine months of 2008.  This 8.3% decrease in net income for the nine month period was primarily due to a decrease in net-interest income of $44,000, an increase in the provision for loan losses of $420,000, and an increase in non-interest expense of $531,000, which were offset by an increase in non-interest income of $772,000, or 56.8%. The decrease in the Company’s pretax income also resulted in a decrease in the tax provision of $85,000.

The annualized return on average assets was 0.72% for the nine months ended September 30, 2009, compared to 0.79% in 2008.   The annualized return on average equity decreased to 8.0% for the nine months ended September 30, 2009, from 9.1% in 2008.

NET INTEREST INCOME

Net interest income after the provision for loan losses decreased by 0.7% to $2.3 million for the three months ended September 30, 2009 as compared to 2008.  Total interest income decreased to $3.2 million for the three months ended September 30, 2009, compared to $3.4 million for the three months ended September 30, 2008.  This change was primarily the result of a decrease in interest income from loans to $2.3 million for the three months ended September 30, 2009 from $2.7 million for the same period a year earlier. This decrease was the result of a $11.7 million decrease in the average principal balance of the loan portfolio compared to the prior year and loans repricing downward as interest rates decreased during 2008 and in the first nine months  of 2009. In addition, decreases in interest income from taxable investment securities of $22,000, tax exempt securities of $9,000, and federal funds sold of $56,000 were offset by increased interest income on interest bearing deposits held at other financial institutions of $122,000 for the third quarter of 2009 compared to the prior year. These fluctuations resulted in a change in total interest income of $292,000, an 8.5% decrease for the third quarter of 2009 compared to the prior year. Total interest expense decreased to $763,000 for the three months ended September 30, 2009 from $1.1 million for the same period ended September 30, 2008, a 32.4% decrease. Decreased interest expense was a result of lower rates paid on deposits. The $365,000 decrease in total interest expense offset the decrease in total interest income for the quarter resulting in a $73,000 increase in net interest income before the provision for loan losses for the third quarter in 2009 compared to the prior year. This increase was mitigated by the increase in the provision for loan losses of $90,000 for the third quarter of 2009, resulting in a $17,000 decrease in net interest income after the provision for loan losses when compared to the three month period ended September 30, 2008.

Net interest income for the nine months ended September 30, 2009 was $6.9 million compared to $6.9 million for the same period in 2008. The  slight decrease in 2009 was the result of a $1.2 million decrease in total interest income, which was partially offset by a $1.2 million decrease in total interest expense compared to the prior year. The Company’s net interest margin was 3.82% for the nine months ended September 30, 2009 and 3.73% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $7.1 million for the nine months ending September 30, 2009 and for the same period in 2008. The tax equivalent yield on average earning assets of $247.8 million in 2009 and $254.7 million for the same period in 2008, decreased to 5.20% for the nine months ended September 30, 2009 from 5.70% for the same period ended September 30, 2008, a decrease of 50 basis points. This decrease was offset by a corresponding decrease in the cost of funds to 1.38% from 1.97% paid for the same period ended September 30, 2008, a 59 basis point decrease. These decreases resulted from ongoing repricing of assets and liabilities as they matured in the decreasing rate environment in late 2008 and during the first nine months of 2009.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $120,000 during the third quarter of 2009 compared to $30,000 during the third quarter of 2008. Year to date provision for loan loss was $510,000 in 2009 compared to $90,000 in 2008. As of September 30, 2009, the allowance for loan losses totaled $1.9 million, or 1.31% of total loans, which increased from $1.6 million, or 1.01% of total loans, as of December 31, 2008.  Nonaccrual loans increased from $1.0 million at December 31, 2008 to $3.5 million at September 30, 2009. Nonperforming loans, including nonaccrual loans, increased $5.9 million to $8.9 million over the same period. Management feels that the Bank was well collateralized on the nonperforming loans, which may significantly reduce the Company’s exposure to losses on the credits.

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

Management has concluded that the allowance for loan losses was adequate at September 30, 2009 to cover probable losses inherent in the Bank’s loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s total non-interest income totaled $578,000 for the three months ended September 30, 2009 compared to $423,000 for the same period in 2008, an increase of $155,000, or 36.6%. The increase in total non-interest income was primarily due to market value adjustments associated with the derivative portion of certificates of deposits held for investment purposes which increased $85,000 compared to the same period in 2008. In addition, gains on loan sales to the secondary market, which increased $37,000 due to increased origination and refinancing volume as a result of lower interest rates contributed to the increase in third quarter 2009 non-

interest income. Other income increased $26,000, or 18.6%, compared to the prior year due to an increase in First Ottawa Financial Services commissions and fees, and an increase in rental income from other real estate owned. These increases were partially offset by a decrease in service charges on deposit accounts of $7,000, or 3.1%, which resulted from decreased overdraft charges compared to the prior year.

For the nine months ended September 30, 2009, total non-interest income increased by 56.8% or $772,000 to $2.1 million.  Market value adjustments associated with the derivative portion of certificates of deposits held for investment purposes increased $253,000, or 98.8%. Securities gains increased $218,000 to $238,000 compared to the prior year.  Also, gains on loan sales to the secondary market increased $310,000 to $364,000 compared to 2008, due to increased origination and refinancing volume. Service charges on deposit accounts decreased by $25,000, or 3.9%, due to lower overdraft volume.

NON-INTEREST EXPENSE

The Company’s total non-interest expense increased by $245,000 to $2.2 million for the three months ended September 30, 2009, compared to $2.0 million for the same period in 2008.  Salaries and employee benefits, the largest component of non-interest expense, increased $42,000, or 3.9%, to $1.1 million.  This increase, as well as increases in insurance expense of $149,000, professional fees expense of $6,000, data processing expense of $16,000, and other expenses of $65,000, was partially offset by nominal decreases in occupancy and equipment expense of $30,000 and amortization of core deposit intangible of $3,000. Insurance expense increased by $149,000 compared to the prior year due to a significant increase in the FDIC insurance assessment rate for 2009. Other expenses increased by $65,000 over the prior year due to an increase in other real estate owned expenses and an increase in amortization of the mortgage servicing asset as our serviced portfolio refinanced during the current year.

For the nine months ended September 30, 2009, total non-interest expense increased $531,000 to $6.5 million, or 8.9%, compared to the year earlier period.  Salaries and employee benefits increased $95,000, or 2.9%, to $3.4 million.  Increases in professional fees expense of $35,000, other expenses of $115,000, data processing expense of $43,000, and insurance expense of $319,000 were partially offset by decreases in occupancy and equipment expenses of $64,000 and amortization of core deposit intangible of $12,000. Insurance expense increased by $319,000 compared to the prior year due to a significant increase in the FDIC insurance assessment rate for 2009. Other expenses increased by $115,000 over the prior year due to an increase in other real estate owned expenses and an increase in amortization of the mortgage servicing asset as our serviced portfolio refinanced during the current year.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2009, cash and short-term investments totaled $31.1 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities and certificates of deposit held at other financial institutions maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago and M&I Marshall & Ilsley Bank.

The following table discloses contractual obligations and commercial commitments of the Company as of September 30, 2009 (Dollars in thousands):

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$23,023	$10,455	$4,386	$1,945	$6,237

Federal Home Loan Bank advances	4,000	2,000	2,000	—	—

Data processing contract payable	890	223	445	222	—

Standby letters of credit(1)	728	472	256	—	—

	$28,641	$13,150	$7,087	$2,167	$6,237

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2009.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: November 16, 2009	/S/ Joachim J. Brown
Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	/S/ Vincent G. Easi
Vincent G. Easi
Chief Financial Officer
(Principal Financial and Accounting Officer)