Form 10-K
period 2009-12-31
FIRST OTTAWA BANCSHARES INC
filed 2010-03-25
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2009, the last business day of the Company’s most recently completed second fiscal quarter, was $44,361,150.

645,988 shares of common stock were outstanding as of March 13, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s 2009 Annual Report to Stockholders is incorporated by reference in Parts II and IV, and the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010 is incorporated by reference in Part III.

Except for those portions of the 2009 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1.        Business.

General

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation.  The Company was organized as a Delaware corporation in 1999.  As of December 31, 2009, the Company had total assets of $283.7 million, total deposits of $251.2 million, net loans, including loans held for sale, of $147.2 million and total stockholders’ equity of $26.0 million.  For the year ended December 31, 2009, the Company had interest income of $12.4 million and net income of $1.8 million, which amounted to basic net income per share of $2.84, and diluted net income per share of $2.83.

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

Market Area

The Company is located in north-central Illinois, with corporate offices in Ottawa, Illinois in LaSalle County, approximately 80 miles southwest of Chicago.  All branches, including, Streator, LaSalle County; Morris and Minooka, Grundy County; and Yorkville, Kendall County, are located in Illinois within 45 miles of the corporate offices.  Ottawa, Morris, and Yorkville are the county seats of their respective counties, all with associated governmental offices and workforce.  Ottawa and Streator are the principal cities of the 5th largest Micropolitan Statistical Area in the United States, by population, as determined by the 2000 U.S. census. The population concentration in the Company’s market areas, which is larger than many metropolitan areas, has added to interest in the region for developers and those exploring relocation or expansion. The market areas are served by major transportation routes, Interstates 80, 88, 39, and 55, as well as rail, and the Illinois River waterway system. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

Loan Portfolio Composition.  The Company’s gross loan portfolio, totaled $149.5 million at December 31, 2009, representing 59.5% of the Company’s total deposits at that date.  The Company’s loan portfolio at December 31, 2009 included $103.6 million for real estate purposes, $11.0 million for consumer purposes, and $34.8 million for commercial and agricultural purposes.

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

All table amounts throughout the Form 10-K are in thousands except share and per share data.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2009	2008	2007	2006	2005

Real estate loans	$103,579	$112,237	$120,581	$102,516	$95,469

Commercial and agricultural loans	34,855	33,632	28,354	39,610	33,686

Installment loans, net of unearned income	2,654	3,772	5,439	7,401	11,585

Home equity lines of credit	8,351	9,721	11,051	11,411	12,120

Total Loans	149,439	159,363	165,425	160,938	152,860

Allowance for loan losses	(2,334)	(1,612)	(1,588)	(1,463)	(1,344)

Loans, net	$147,105	$157,751	$163,837	$159,475	$151,516

Loans held for sale	$46	$229	$—	$—	$—

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2009 are summarized below:

	One Year	One to	Over
	or Less	Five Years	Five Years	Total

Commercial and agricultural	$13,947	$15,666	$5,242	$34,855

Construction	8,910	5,101	231	14,242

Total	$22,857	$20,767	$5,473	$49,097

At December 31, 2009, of the total loans that mature in more than one year, $77.3 million, or 74.0%, bear interest at fixed rates and $27.2 million, or 26.0%, bear interest at variable rates.

Consumer Loans.  The Company makes consumer loans for various purposes, including personal, family, and nonbusiness reasons such as automobile and recreational vehicle purchases, on both a direct and indirect basis.  Consumer loans totaled approximately $11.0 million at December 31, 2009, or approximately 7.4% of the Company’s total loan portfolio.  Approximately 12.3% of the Company’s consumer loans were automobile loans, and of these loans, approximately 15.5% were made indirectly by the Company through automobile dealers.  At December 31, 2009, the Company had no consumer loans past due in excess of 90 days.

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

Commercial, Agricultural, and Real Estate Lending.

Real Estate Lending. The Company’s primary real estate lending consists of commercial loans with a small portion in residential and agricultural real estate loans.  Real estate loans at December 31, 2009 totaled approximately $103.6 million or approximately 69.3% of the Company’s total loan portfolio.  All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer.  A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted.  Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 80% to 85% of the lesser of the appraised value or the purchase price of the property securing the loan.  Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher.  With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing.  Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed below for commercial and agricultural non-real estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan.  The Company’s fixed-rate loans with biweekly payments account for approximately 46.9% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25-year loans in approximately 18.9 years.  The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors.  These loans are underwritten to meet all Freddie Mac requirements.  The Company retains servicing rights on loans sold into the secondary market.  At December 31, 2009, mortgage loans serviced for the secondary market totaled approximately $31.7 million.

At December 31, 2009, the Company had six residential real estate mortgage loans  totaling $513,000 that were past due in excess of 90 days, and 21 commercial real estate loans totaling $8.5 million, past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

Commercial and Agricultural.  At December 31, 2009, the Company’s commercial and agricultural loans totaled $34.9 million, or approximately 23.3% of the total loan portfolio of the Company.  The majority of agricultural and commercial non-real estate loans are written for one to five years. These loans may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. Fixed rates are established by the Company’s management after considering the cost of funds to the Company as well as the rates of competing institutions.  The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal.  Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary from monthly, quarterly, semi-annually, and annually.  At December 31, 2009, the Company had nine commercial non-real estate loans totaling $348,000 that were past due in excess of 90 days. There were no agricultural non-real estate loans at December 31, 2009 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

At December 31, 2009, the Company had 19 loans delinquent for 30 to 90 days in an aggregate principal amount of $2.2 million, representing 1.5% of the total loan portfolio.  At December 31, 2009, the Company had 36 loans totaling $9.4 million delinquent for more than 90 days.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.  Interest on these loans is credited to income only when the collection of principal is reasonably assured and only to the extent interest payments are received.  If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status.  At December 31, 2009, there were 23 loans totaling $6.8 million, on nonaccrual status. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2009	2008	2007	2006	2005

Nonaccrual loans	$6,809	$965	$1,163	$362	$—
Loans 90 days past due and still accruing interest	2,583	2,098	701	305	1,337
Other real estate owned	1,898	310	325	118	88

Total nonperforming assets	$11,290	$3,373	$2,189	$785	$1,425

Nonperforming loans as a percentage of total loans	6.28%	2.11%	1.13%	.49%	.88%

Nonperforming assets as a percentage of total assets	3.98	1.23	.81	.28	.51

Nonperforming loans as a percentage of the allowance for loan losses	402.40	209.24	117.38	48.59	99.48

The effect of nonaccrual loans upon interest income is not deemed to be material by management.  Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection.  At December 31, 2009, there were other impaired loans with specific reserve allocations classified as problem loans that were not included above.  Management also maintains a report on loans requiring attention that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee.  The total of loans requiring attention as of December 31, 2009 was $13.1 million.

Allowance for Losses on Loans.  In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  The Company maintains an allowance for loan losses to absorb probable incurred credit losses inherent in the loan portfolio.  The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations, including borrower financial position and collateral values, economic conditions and other factors and estimates, which are subject to change over time.

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

In connection with assessing the allowance, loss factors are applied to various pools of outstanding loans.  The Company segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, commercial real estate, agricultural, business, consumer, etc.) and risk gradings.  Loss factors are derived using the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  Commercial real estate and commercial business loans are individually evaluated for impairment and specific reserves are allocated as needed in accordance with Generally Accepted Accounting Principles.

In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories.  These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio.  The allowance methodology reflects management’s objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans increased by $6.3 million in 2009 after increasing by $1.2 million during 2008.  Management considered this information along with other portfolio trends when considering the adequacy of the allowance for loan losses at December 31, 2009 to absorb probable losses on existing loans. At December 31, 2009, the balance in the allowance for loan losses was $2.3 million, or 1.56% of gross loans outstanding.  Management has concluded that the allowance for loan losses was adequate at December 31, 2009. However, there can be no assurance that the allowance for loan losses is adequate to cover such losses.

The Company had 16 properties valued at a total of $1.9 million, resulting from foreclosure, classified as other real estate owned at December 31, 2009. Other real estate owned is generally carried at the lower of cost or estimated market value.

Summary of Loan Loss Experience. The allowance for loan losses is maintained by management at a level considered adequate to cover losses that are currently anticipated based upon past loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations, including borrower financial position and collateral values, economic conditions and other factors and estimates which are subject to change over time.

Loan loss experience for the five years ended December 31, 2009 is summarized as follows:

	2009	2008	2007	2006	2005

Balance of the allowance for loan losses at beginning of year	$1,612	$1,588	$1,463	$1,344	$1,174
Charge-offs
Real Estate	434	77	16	2	—
Commercial	227	41	67	34	71
Installment	23	89	55	81	145
Total charge-offs	684	207	138	117	216

Recoveries
Real Estate	1	1	—	1	8
Commercial	31	16	56	9	16
Installment	44	44	27	46	62
Total recoveries	76	61	83	56	86
Net charge-offs	608	146	55	61	130
Provision	1,330	170	180	180	300

Balance at end of year	$2,334	$1,612	$1,588	$1,463	$1,344

Net charge-offs to average total loans	.41%	.09%	.03%	.04%	.09%
Allowance for loan losses to total loans at year-end	1.56	1.01	.96	.91	.88

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total		of Total
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance

Real estate loans	$1,679	71.9%	$1,196	74.2%	$1,179	74.2%	$253	17.3%	$131	9.7%

Commercial and agricultural loans	553	23.7	336	20.8	248	15.6	633	43.3	613	45.6

Installment loans	32	1.4	51	3.2	74	4.7	97	6.6	141	10.5

Unallocated	70	3.0	29	1.8	87	5.5	480	32.8	459	34.2

Balance at end of year	$2,334	100.0%	$1,612	100.0%	$1,588	100.0%	$1,463	100.0%	$1,344	100.0%

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

Approximately $2.1 million of the States and political subdivisions bonds held at December 31, 2009 are callable at the option of the issuer, which represent limited prepayment risk to the Company.

As of December 31, 2009, the Company had approximately $10.9 million invested in municipalities located within LaSalle County, Illinois.

The Company purchased $775,000 of index powered certificates of deposit between 2005 and 2009. These deposits were placed with multiple issuers so that all of the principal deposited is insured through the FDIC. Income returns are not guaranteed for these instruments, however principal is guaranteed if held to maturity.

Securities Portfolio.

The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2009.

		Weighted	One to	Weighted	Five	Weighted	Over	Weighted		Weighted
	One Year	Average	Five	Average	to Ten	Average	Ten	Average		Average
	or Less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

U.S. Treasury securities	$2,530.45%		$2,668	1.16%	$—	—%	$—	—%	$5,198.80%
U.S. Government agencies	7,050	2.32	16,827	2.42	—	—	—	—	23,877	2.39
States and political subdivisions	10,646	3.46	8,959	3.51	4,226	5.04	—	—	23,831	3.75
Mortgage-backed securities and collateralized obligations (1)	889	3.51	2,429	4.51	122	8.54	—	—	3,440	4.40
Corporate bonds	—	—	—	—	—	—	—	—	—	—
Equity securities	27	N/A	—	—	—	—	—	—	27	N/A

Total securities	$21,142	2.72%	$30,883	2.79%	$4,348	5.13%	$—	—%	$56,373	2.94%

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

The following table shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2009			2008			2007
		Percent			Percent			Percent
	Average	of		Average	of		Average	of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Noninterest-bearing demand deposits	$34,035	13.3%	—%	$33,961	14.0%	—%	$31,759	13.0%	—%
Interest-bearing demand and money market accounts	116,570	45.7	.34	95,138	39.2	1.07	98,592	40.3	2.25
Savings accounts	24,118	9.5	.34	22,739	9.4	.51	23,418	9.5	.53
Time deposit accounts	80,246	31.5	3.27	90,715	37.4	3.86	90,970	37.2	4.22

	$254,969	100.0%	1.22%	$242,553	100.0%	2.24%	$244,739	100.0%	2.92%

The distribution of the major components of deposits as of December 31, 2009 and 2008 is summarized in the balance sheets included in the 2009 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2009:

	Balance	Percentage
Maturity
Three months or less	$6,422	22.5%
Over three months to six months	4,789	16.8
Over six months to one year	3,322	11.6
Over one year	14,020	49.1

Total	$28,553	100.0%

Borrowings

The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Total borrowings decreased to $4.0 million in 2009 as a result of $2.0 million in Federal Home Loan Bank advances being repaid in 2009. The Bank maintains physical control of all securities sold under repurchase agreements. There were no outstanding securities sold under agreements to repurchase during 2009 or 2008. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008

Balance at December 31	$—	$—
Weighted average interest rate during the year	—%	1.56%
Weighted average interest rate at the end of the year	—%	—%
Maximum month-end balance	$—	$2,000
Average balance for the year	—	77

Trust

The Company’s trust department primarily services LaSalle County and surrounding counties.  At December 31, 2009, the trust department had 355 accounts under management, 191 of which were discretionary accounts.  The trust department provides a full complement of asset management services for personal trusts, estates, and agencies.  At December 31, 2009, the trust department had assets under management of approximately $80.6 million, of which $71.2 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services.  At December 31, 2009, the department managed 41 farms.  The department manages or directs approximately 5,924 acres of farmland in LaSalle County, Illinois and surrounding counties.

Competition

The Company has active competition in all product and service areas in which it presently engages.  The Company not only competes for commercial and individual deposits, loans, and trust business with other LaSalle, Grundy, and Kendall County, Illinois banks, but also with savings and loan associations, credit unions, and other financial service companies located in and around LaSalle, Grundy and Kendall Counties.  Many of these competitors may not be subject to the same regulatory restrictions as the Company. There are approximately 19 commercial banks and six savings institutions with offices in LaSalle County, 11 commercial banks and three savings institutions in Grundy County, and 19 commercial banks and one savings institution in Kendall County.  In addition there are 10 credit unions located in the same county markets. The principal methods of competition in the banking and financial services industry are quality of services to the customer; ease of access to services; and pricing of services, including interest rates paid on deposits, interest rates charged on borrowings, and fees charged for fiduciary services. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

Employees

As of December 31, 2009, the Company had 95 employees, consisting of 81 full-time employees and 14 part-time employees.  The Company’s employees are not subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases

During 2008, the Company repurchased 2,526 shares of its common stock for aggregate purchase prices of $197,000. No common stock was repurchased during 2009.

Website

The Company maintains a website at www.firstottawa.com.  The Company makes available free of charge on or through its website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  The Company will also provide copies of its filings free of charge upon written request to: Ms. Cheryl Gage, Corporate Secretary, First Ottawa Bancshares, Inc. 701-705 LaSalle Street, P.O. Box 657, Ottawa, Illinois 61350. Additionally, all of the Company’s filings with the Securities and Exchange Commission are also available, free of charge, through the SEC’s website at www.sec.gov.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of FDIC-insured deposits and depositors of the Bank, rather than stockholders.  In addition to this generally applicable regulatory framework, turmoil in the credit markets in recent years has prompted the enactment of unprecedented legislation that has allowed the U.S.  Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

The following is a summary of the material elements of the regulatory framework that currently applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices. At this time, the Company is unable to determine whether any of these proposals will be adopted as proposed.  As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which consists of other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2009 the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008.  Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.  The Treasury determined specific eligibility and allocations for an interested financial institution after consultation with the appropriate federal banking agency.  The deadline for public companies to submit an application to participate in the CPP was November 14, 2008.  The Company did not file an application to participate in the CPP.

Dividend Payments.  The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, as a bank holding company, the Company’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require the Company to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of our earnings, capital adequacy and financial condition.  In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate,defer or significantly reduce the dividends if:  (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.

Furthermore, as a result of the increased volume of bank failures in 2008 and 2009, on May 22, 2009, the FDIC approved a final rule imposing a special assessment on all depository institutions whose deposits are insured by the FDIC.  This one-time special assessment was imposed on institutions in the second quarter, and was collected on September 30, 2009.  Pursuant to the final rule, the FDIC imposed on the Bank a special assessment in the amount of $126,000, which was due and payable on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 31, 2009, the Bank paid the FDIC $1.6 million in prepaid assessments.  The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011.  The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FDIC Temporary Liquidity Guarantee Program.  In conjunction with the Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for non-interest bearing and certain low-interest bearing transaction accounts maintained at FDIC insured institutions.  All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009.  On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010.  Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system.  The Bank did not opt out of the six-month extension of the Transaction Account Guarantee Program.  As a result, the Bank, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, is incurring fees on amounts in excess of $250,000 in covered transaction accounts.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2009, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2009, the Bank paid supervisory assessments to the OCC totaling $85,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses. Under federal regulations, the Bank is subject to the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, OCC regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.”  Under OCC regulations, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2009: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  As of December 31, 2009, approximately $731,000 was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Item 1.A.    Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1.B.    Unresolved Staff Comments.

None

Item 2.        Properties.

The Company’s main office is located at 701-705 LaSalle Street, Ottawa, Illinois.  The building is comprised of approximately 15,000 square feet.  The main office building is a two-story structure constructed principally of masonry which was opened in 1865.  The Company also operates eight branch office facilities. A limited service branch, which contains eight drive-thru lanes, is located at 300 West Madison Street, Ottawa, Illinois, a loan production office is located at 426 Mondamin Street, Unit 1, Minooka, Illinois, and six full-service branches are located at 601 State Street, Ottawa, Illinois; 2771 North Columbus Street, Ottawa, Illinois; 1771 North Division Street, Morris, Illinois; 2324 North Bloomington Street, Streator, Illinois; 401 East Main Street, Streator, Illinois; and 1459 Cannonball Trail, Yorkville, Illinois. The Company has submitted an application with the Office of the Comptroller of Currency to relocate the branch located at 401 East Main Street in Streator, Illinois, to 409 East Bridge Street in Streator, Illinois. This relocation would be considered a short distance relocation as defined in 12 CFR 5.3(i) if and when it is approved.  The main banking office and branch offices are owned by the Company in fee and are unencumbered. The loan production office space was leased for a three year term expiring in 2009, with renewal options for 2010 and 2011.

Item 3.        Legal Proceedings.

The Company is from time to time a party to legal proceedings in the ordinary course of business that are incidental to the business of banking. Neither the Company nor the Bank is engaged in any legal proceedings of a material nature as of the date of this Form 10-K.

Item 4.        [Reserved]

PART II

Item 5.                       Market For Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Price Range of Common Stock” on page 45 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10K) which is incorporated herein by reference.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 2009 through October 31, 2009	0	0	0	0
November 1, 2009 through November 30, 2009	0	0	0	0
December 1, 2009 through December 31, 2009	0	0	0	0
Total	0	0	0	0

(1)          Repurchased by the Company in open market purchases with third parties.

Item 6.                       Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” on page 1 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 9 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 10 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 8.                       Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth on pages 14 through 43 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K) are incorporated herein by reference:

The portions of the 2009 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods indicated.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on the criteria specified.

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

Item 9B. Other Information

None

PART III

Item 10.                Directors and Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors”, “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11.                Executive Compensation

The information set forth under the captions “Corporate Governance and the Board of Directors,” “Executive Compensation” and “Director Compensation” of the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2009 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security stockholders	61,040	$70.30	83,300
Equity compensation plans not approved by security stockholders	0	0	0
Total	61,040	$70.30	83,300

Item 13.                Certain Relationships and Related Transactions and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Election of Directors” of the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                Principal Accounting Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

	2.	Financial Statement Schedules
Not applicable.

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

		3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc.

		3(ii)	By-Laws of First Ottawa Bancshares, Inc.

		10.1	Employment Agreement for J. Brown*

		10.2	Amendment No. 1 to Employment Agreement for J. Brown*

		10.3	Amendment No. 2 to Employment Agreement for J. Brown*

		10.4	Employment Agreement for D. Harris*

		10.5	Amendment No. 1 to Employment Agreement for D. Harris*

		10.6	Employment Agreement for P. Fayhee*

		10.7	Amendment No. 1 to Employment Agreement for P. Fayhee*

		10.8	Employment Agreement for V. Easi*

		10.9	Amendment No. 1 to Employment Agreement for V. Easi*

		10.10	Executive Officer Bonus Plan*

		10.11	Stock Incentive Plan

		10.12	Summary of Director Fees

		10.13	Form of Supplemental Nonqualified Retirement Agreement

		13.1	2009 Annual Report to Stockholders

		21.1	Subsidiaries

		31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joachim Brown	Director and President/	March 25, 2010
Joachim Brown	Chief Executive Officer

/s/ Bradley J. Armstrong	Director	March 25, 2010
Bradley J. Armstrong

/s/ John L. Cantlin	Director	March 25, 2010
John L. Cantlin

/s/ Thomas E. Haeberle	Director	March 25, 2010
Thomas E. Haeberle

/s/ Donald J. Harris	Director and Executive	March 25, 2010
Donald J. Harris	Vice President, Chief Operating Officer

/s/ Thomas P. Rooney	Director	March 25, 2010
Thomas P. Rooney

/s/ William J. Walsh	Director	March 25, 2010
William J. Walsh

/s/ Brian P. Zabel	Director	March 25, 2010
Brian P. Zabel

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)	Form 10-K for the year ended 12/31/2002
3(ii)	By-Laws of First Ottawa Bancshares, Inc.	Form 10-K for the year ended 12/31/2003
10.1	Employment Agreement for J. Brown	Form 10-K for the year ended 12/31/2002
10.2	Amendment No. 1 to Employment Agreement for J. Brown		X
10.3	Amendment No. 2 to Employment Agreement for J. Brown		X
10.4	Employment Agreement for D. Harris	Form 8-K dated 6/10/2005
10.5	Amendment No. 1 to Employment Agreement for D. Harris		X
10.6	Employment Agreement for P. Fayhee	Form 8-K dated 6/10/2005
10.7	Amendment No. 1 to Employment Agreement for P. Fayhee		X
10.8	Employment Agreement for V. Easi	Form 8-K dated 10/10/2007
10.9	Amendment No. 1 to Employment Agreement for V. Easi		X
10.10	Executive Officer Bonus Plan	Form 10-K for the year ended 12/31/2002
10.11	Stock Incentive Plan	Form S-8 dated 8/1/03
10.12	Summary of Director Fees	Form 10-K for the year ended 12/31/2004
10.13	Form of Supplemental Nonqualified Retirement Agreement	Form 10-K for the year ended 12/31/2004
13.1	2009 Annual Report to Stockholders		X

21.1	Subsidiaries	X
31.1	Certification of Chief Executive Officer	X
31.2	Certification of Chief Financial Officer	X
32.1	Certification of Chief Executive Officer	X
32.2	Certification of Chief Financial Officer	X