Form 10-K/A
period 2009-12-31
FIRST OTTAWA BANCSHARES INC
filed 2010-04-13
CIK 1099668

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

Explanatory Note

First Ottawa Bancshares, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 25, 2010, in order to revise the 2009 Annual Report to Stockholders provided as Exhibit 13.1 to that filing, and to incorporate the amended exhibit into the items listed below.

The Company’s 2009 Annual Report to Stockholders, as originally provided in Exhibit 13.1 to the above-referenced Form 10-K, is revised as follows:

•                  Due to a clerical error, the interest earned in 2009 on loans, investment CDs, securities, federal funds sold, and interest-earning assets was incorrectly reported (in thousands) as $10,980, $497, $2,865, $203 and $14,545, respectively, in the “Analysis of Average Balances, Tax Equivalent Yields and Rates” table found of page 9 of the Company’s 2009 Annual Report to Stockholders. The correct amount of interest earned in 2009 for each of these asset categories was $9,280, $974, $2,703, $2 and $12,959, respectively.  The complete revised 2009 Annual Report to Stockholders containing this information is attached hereto as Exhibit 13.1.

•                  The letter to stockholders which the Company provides in conjunction with the 2009 Annual Report to Stockholders was not included in Exhibit 13.1 as originally filed. The complete text of the Company’s letter to stockholders is now included in the revised Exhibit 13.1 attached hereto.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K filed with the Securities and Exchange Commission on March 25, 2010, or modify or update those disclosures affected by subsequent events.  Except as described above, the Company has not modified or updated other disclosures or information presented in the original Form 10-K.

Item 5.                             Market For Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Price Range of Common Stock” on page 44 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K/A) is incorporated herein by reference.

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

Item 6.                             Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” on page 1 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K/A) is incorporated herein by reference.

Item 7.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 9 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K/A) is incorporated herein by reference.

Item 7A.                    Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 10 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K/A) is incorporated herein by reference.

Item 8.                             Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth on pages 14 through 43 of the 2009 Annual Report to Stockholders (filed as Exhibit 13.1 of this Form 10-K/A) are incorporated herein by reference:

The portions of the 2009 Annual Report to Stockholders which are not specifically incorporated by reference as a part of this Form 10-K/A are not deemed to be a part of this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K/A filing:

13.1	2009 Annual Report to Stockholders

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 13, 2010