Form 10-Q
period 2010-03-31
FIRST OTTAWA BANCSHARES INC
filed 2010-05-14
CIK 1099668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 13, 2010, the Registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$17,670	$17,921
Certificates of deposit	37,423	41,011
Securities available-for-sale	47,216	56,373
Loans held for sale	375	46
Loans, less allowance for loan losses of $2,292 and $2,334	141,160	147,105
Premises and equipment, net	7,414	7,484
Goodwill	2,446	2,446
Core deposit intangible	470	507
Interest receivable and other assets	13,363	10,808

Total assets	$267,537	$283,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand — non-interest-bearing	$30,520	$34,851
NOW accounts	84,329	93,322
Money market accounts	20,352	20,912
Savings	26,173	25,787
Time, $100,000 and over	28,011	28,553
Other time	48,042	47,804
Total deposits	237,427	251,229

Other borrowings	2,000	4,000
Interest payable and other liabilities	1,953	2,494
Total liabilities	241,380	257,723

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares Authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 753,734 issued	754	754
Additional paid-in capital	4,634	4,603
Retained earnings	27,179	26,871
Treasury stock, at cost, 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive income (loss)	(111)	49
Total shareholders’ equity	26,157	25,978

Total liabilities and shareholders’ equity	$267,537	$283,701

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2010 and 2009

(In thousands, except share and per share data)

(Unaudited)

	2010	2009
Interest income
Loans	$2,197	$2,464
Securities
Taxable	204	253
Exempt from federal income tax	198	334
Certificates of deposit	255	171
Federal funds sold	6	8
Total interest income	2,860	3,230

Interest expense
NOW account deposits	53	82
Money market deposit accounts	14	47
Savings deposits	16	24
Time deposits	511	756
Other borrowings	21	35
Total interest expense	615	944

NET INTEREST INCOME	2,245	2,286
Provision for loan losses	270	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,975	2,016

Non-interest income
Service charges on deposit accounts	195	198
Trust and farm management fee income	135	135
Gain on loan sales	78	92
Securities gains, net	26	231
Other income	200	145
Total non-interest income	634	801

Non-interest expense
Salaries and employee benefits	1,154	1,125
Occupancy and equipment expense	306	311
Data processing expense	125	138
Insurance expense	171	107
Professional fees	125	121
Amortization of core deposit intangible	37	37
Other expenses	330	276
Total non-interest expense	2,248	2,115

INCOME BEFORE INCOME TAXES	361	702

Provision for income taxes	53	149

NET INCOME	$308	$553

Earnings per share — basic	$0.48	$0.86
Earnings per share — diluted	$0.48	$0.86

Average shares outstanding	645,988	644,884

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2010 and 2009

(In thousands, except per share data)

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2010	$754	$4,603	$26,871	$(6,299)	$49	$25,978

Net income	—	—	308	—	—	308

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(160)	(160)

Comprehensive income						148

Stock options vested	—	31	—	—	—	31

Balance at March 31, 2010	$754	$4,634	$27,179	$(6,299)	$(111)	$26,157

Balance at January 1, 2009	$753	$4,408	$26,031	$(6,299)	$(224)	$24,669

Net income	—	—	553	—	—	553

Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(138)	(138)
Net loss relating to benefit obligation	—	—	—	—	(107)	(107)

Comprehensive income						308

Shares granted	—	9	—	—	—	9

Stock options vested	—	27	—	—	—	27

Balance at March 31, 2009	$753	$4,444	$26,584	$(6,299)	$(469)	$25,013

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$308	$553
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	270	270
Depreciation and amortization	139	135
Premium amortization on securities, net	86	93
Derivative valuation adjustment	(3)	47
Loans originated for sale	(2,741)	(7,677)
Proceeds from the sale of loans	2,490	7,384
Gain on loan sales	(78)	(92)
Gain on sales of securities	(26)	(231)
Grant of Incentive shares	—	9
Vested stock options	31	27
Change in interest receivable and other assets	376	(152)
Change in interest payable and other liabilities	(140)	97
Net cash from operating activities	712	463

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	—	13,974
Proceeds from maturities and calls of securities	12,860	2,843
Purchases of securities available-for-sale	(4,005)	(14,780)
Proceeds from maturities of certificates of deposit	3,591	4,276
Purchases of certificates of deposit	—	(14,161)
Net change in loans receivable	2,822	5,715
Property and equipment expenditures	(28)	(475)
Net cash from investing activities	15,240	(2,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(13,802)	(2,635)
Change in federal funds purchased	—	—
Proceeds (repayments) from other borrowings	(2,000)	(2,000)
Purchases of treasury shares	—	—
Dividends paid	(401)	(1,299)
Net cash from financing activities	(16,203)	(5,934)

Change in cash and cash equivalents	(251)	(8,079)

Cash and cash equivalents at beginning of period	17,921	26,474

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,670	$18,395

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 1 — BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in First Ottawa Bancshares, Inc.’s (the Company) annual report on Form 10-K for 2009 filed with the Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, The First National Bank of Ottawa, operates as a full service community bank. First Ottawa Financial Corporation, a wholly owned subsidiary of The First National Bank, sells insurance and investment products.

NOTE 2 — EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income (in thousands)	$308	$553
Weighted average shares outstanding	645,988	644,884
Effect of dilutive securities:
Stock options	1,627	584
Shares used to compute diluted earnings per share	647,615	645,468

Earnings per share (not stated in thousands):

Basic	$0.48	$0.86
Diluted	0.48	0.86

A total of 53,406 and 51,414 shares for the three month periods ended March 31, 2010 and 2009, respectively, are not included in the above calculations as they are non-dilutive.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 3 — CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$25,453	14.9%	$25,133	14.3%
Tier I capital (to risk-weighted assets)	23,317	13.7%	22,939	13.1%
Tier I capital (to average assets)	23,317	8.5%	22,939	8.1%

At the dates indicated, the Company and the Bank were categorized as well capitalized and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses a fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS) to fix the interest rate on a specific certificate of deposit product.  At March 31, 2010, the Company had $3.6 million of certificates of deposit, which mature in 2010 through 2015, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index.  This interest received from BDFS will be paid to the customer.  The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE FOR SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
U. S. Treasury	$4,651	$14	$—	$4,665
Federal agencies	15,784	168	(8)	15,944
State and municipal	23,218	448	(208)	23,458
Mortgage—backed securities and collateralized mortgage obligations	3,003	114	—	3,117
Marketable equity securities	25	7	—	32

Total investment securities	$46,681	$751	$(216)	$47,216

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U. S. Treasury	$5,182	$16	$—	$5,198
Federal agencies	23,732	183	(38)	23,877
State and municipal	23,332	526	(27)	23,831
Mortgage—backed securities and collateralized mortgage obligations	3,325	115	—	3,440
Marketable equity securities	25	4	(2)	27

Total investment securities	$55,596	$844	$(67)	$56,373

As of March 31, 2010 and December 31, 2009, the Company had approximately $13,889,000 and $10,884,000, respectively,  invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $43,726,000 and $47,793,000, were pledged at March 31, 2010 and December 31, 2009, respectively, to secure trust and public deposits, and for other purposes as required or permitted by law.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of contractual maturities of securities available for sale at March 31, 2010 were as follows.  Securities not due at a single maturity date, primarily mortgage—backed and equity securities, are shown separately.

	Amortized Cost	Fair Value

Within one year	$15,101	$15,117
One to five years	22,959	23,383
Five to ten years	3,783	3,906
After ten years	1,810	1,661
	43,653	44,067
Mortgage—backed securities and collateralized mortgage obligations	3,003	3,117
Marketable equity securities	25	32

Totals	$46,681	$47,216

Information regarding realized gains and losses on sales of securities available for sale as of March 31, 2010 and 2009 follows:

	2010	2009

Gross gains	$26	$231
Gross losses	—	—
Tax expense	9	79

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2010 and December 31, 2009 was $12.1 million and $14.7 million, respectively, which was approximately 25.6% and 26.1% of the Company’s available—for—sale investment portfolio at those dates.  These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds.

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE FOR SALE (Continued)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010

Federal Agencies	$5,204	$(7)	$65	$(1)	$5,269	$(8)
State and municipal	5,727	(204)	1,119	(4)	6,846	(208)

Total temporarily impaired securities	$10,931	$(211)	$1,184	$(5)	$12,115	$(216)

December 31, 2009

Federal Agencies	$9,814	$(38)	$—	$—	$9,814	$(38)
State and Municipal	4,867	$(26)	52	$(1)	4,919	$(27)
Marketable equity securities	8	(2)	—	—	8	(2)

Total temporarily impaired securities	$14,689	$(66)	$52	$(1)	$14,741	$(67)

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

FASB Accounting Standards Codification (ASC) Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include certain collateralized mortgage and debt obligations, government agency bonds and certain municipal securities, and corporate obligations. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently holds no Level 3 securities. There were no transfers between Level one and two classifications. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

Interest Rate Swap Agreements

The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data (such as the S&P 500 index) and, therefore, are classified within Level 2 of the valuation hierarchy.

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. The valuation would be considered Level 3, consisting of appraisals of underlying collateral.

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

March 31, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available-for-sale securities:
U.S. Treasuries	$4,665	$—	$4,665	$—
Federal Agencies	15,944	—	15,944	—
State and Municipals	23,458	—	23,458	—
Mortgage—backed securities and collateralized mortgage obligations	3,117	—	3,117	—
Equities	32	32	—	—
Interest rate swap agreements — customer CDs	929	—	929	—
Total assets	48,145	32	48,113	—

Liabilities:
Written call options-customer CDs	(929)	—	(929)	—

Non-recurring basis:
Impaired loans	6,271	—	—	6,271
Other real estate owned	4,384	—	—	4,384
Total assets	10,655	—	—	10,655

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available-for-sale securities:
U.S. Treasuries	$5,198	$—	$5,198	$—
Federal Agencies	23,877	—	23,877	—
State and Municipals	23,831	—	23,831	—
Mortgage—backed securities and collateralized mortgage obligations	3,440	—	3,440	—
Equities	27	27	—	—
Interest rate swap agreements — customer CDs	835	—	835	—
Total assets	57,208	27	57,181	—

Liabilities:
Written call options — customer CDs	(835)	—	(835)	—

Non-recurring basis:
Impaired loans	8,914	—	—	8,914
Other real estate owned	1,898	—	—	1,898
Total assets	10,812	—	—	10,812

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$17,670	$17,670	$17,921	$17,921
Certificates of deposit (and related derivative)	37,423	38,130	41,011	41,781
Securities available-for-sale	47,216	47,216	56,373	56,373
Loans held for sale	375	375	46	46
Loans	141,160	139,809	147,105	145,690
Interest receivable	1,365	1,365	1,361	1,361

Liabilities
Deposits with no stated maturities	161,374	161,374	174,872	174,872
Time deposits	76,053	77,881	76,357	77,705
Other borrowings	2,000	2,027	4,000	4,061
Interest payable	460	460	427	427

NOTE 7 — RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2009 condensed consolidated financial statements in order to conform to the March 31, 2010 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 8 — SUBSEQUENT EVENTS

In mid-April 2010, the Company received information regarding a proposed transaction that, if approved and consummated, is estimated to adversely impact the carrying value of the Company’s investment in a separate bank holding company (the Target) in which the Company owns stock currently carried at $150,000 on the Company’s consolidated balance sheet. The decline in value of Target is estimated to occur based on the dilution arising from consummation of the proposed transaction involving a new investor injecting capital into Target. If the proposed transaction between Target and its new investor occurs as anticipated by Target, the Company anticipates that it will recognize a decline in its carrying value of Target down to approximately $21,000 which would result in a pre-tax loss of $129,000 to the Company.

Subsequent events have been evaluated through May 14, 2010, which is the date the financial statements were  issued.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

March 31, 2010 and 2009

NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS

In January, 2010, the FASB issued guidance which modifies certain aspects contained in the Fair Value Measurements and Disclosure topic of FAS ASC 820.  This standard enhances information reported to users of the financial statements by providing additional and enhanced disclosures about the fair value measurements.  This standard was effective for the company as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective on January 1, 2011.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

Overview

First Ottawa Bancshares, Inc. is the holding company for The First National Bank of Ottawa. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator, a branch in Yorkville, a branch in Morris, and a loan production office in Minooka, Illinois. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

The Company’s principal business is conducted by the Bank and consists of a full range of community-based financial services, including commercial and retail banking.  The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses.  Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings.  The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio.  Non-interest income consists of service charges on deposit accounts, trust and farm management fee income, securities gains (losses), gains (losses) on sales of loans, and other income.  Non-interest expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other non-interest expenses.

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

The Company’s net income for the three months ended March 31, 2010, was $308,000, or $.48 per common share, compared to net income of $553,000, or $.86 per common share for the three months ended March 31, 2009.  The decrease in net income was due primarily to a decrease in  non-interest income. The Company’s net income was further impacted by an increase in non-interest expense.

The Company’s assets at March 31, 2010 were $267.5 million contrasted to $283.7 million at December 31, 2009, a decrease of $16.2 million, or 5.7%.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2009. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Valuation Measurements-   Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and derivatives are carried at fair value, as defined in FASB ASC Topic 820, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

Goodwill- Under FASB ASC Topic 350, the Company is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has elected to test for goodwill impairment as of December 31 of each year. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Company’s customer base, or a material negative change in its relationship with significant customers.

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2010 were $267.5 million contrasted to $283.7 million at December 31, 2009, a decrease of $16.2 million, or 5.7%.  This decrease in total assets was the result of an $9.2 million decrease in securities available for sale, a $3.6 million decrease in certificates of deposit at other financial institutions, and a $5.9 million decrease in loans due to current economic trends and a decline in demand.  These decreases were partially offset by a $2.6 million increase in other assets and a modest increase in loans held for sale. Other assets increased primarily due to an increase in other real estate owned which increased $2.4 million to $4.4 million compared to December 31, 2009. The $16.2 million decrease in total assets resulted in a corresponding decrease of $2.0 million in other borrowings, as a Federal Home Loan Bank advance matured, as well as a $13.8 million decrease in deposits.

Total liabilities at March 31, 2010 were $241.4 million compared to $257.7 million at December 31, 2009, a decrease of $16.3 million, or 6.3%. This decrease in total liabilities was primarily the  result of a $9.0 million decrease in interest bearing demand accounts, a $304,000 decrease in time deposit accounts, a $4.3 million decrease in non-interest bearing demand accounts, a $2.0 million decrease in other borrowings, and a $541,000 decrease in other liabilities. Decreases in interest bearing demand accounts were attributable to local municipalities drawing down balances for operations and other seasonal payments. The decrease in other liabilities was primarily due to the payment of dividends in the first quarter. The decrease in interest bearing demand accounts was the result of a temporary reduction in balances of a local municipality.

Total shareholder’s equity was $26.1 million at March 31, 2010 compared to $26.0 million at December 31, 2009.  This increase was the result of $308,000 of additional retained earnings from net income for the quarter ended March 31, 2010 and a decrease of $160,000, net of tax, in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2010 was $308,000, or $0.48 per share, a 44.3% decrease compared to $553,000, or $0.86 per share, in the first quarter of 2009.  The decrease in net income for the quarter was primarily the result of a decrease in non-interest income of $167,000 and a nominal decrease in net interest income of $41,000. These decreases in income were coupled with an increase in non-interest expenses, which were $2.2 million in 2010 compared to $2.1 million in 2009. The provision for income taxes decreased by $96,000 to $53,000 in 2010 as compared to 2009, due to the reduction in pretax income.

The annualized return on average assets was 0.45% in the first quarter of 2010 compared to 0.81% in the first quarter of 2009.   The annualized return on average equity decreased to 4.84% in the first quarter of 2010 from 9.23% the first quarter of 2009.

NET INTEREST INCOME

Net interest income before the provision for loan losses was $2.2 million for the three months ended March 31, 2010, compared to $2.3 million in 2009, a 1.8% decrease.  Total interest income decreased $370,000 to $2.9 million for the three months ended March 31, 2010, compared to the same period in 2009.  The decrease in total interest income for the three months ended March 31, 2010 reflected a decrease in interest income from loans of $267,000 to $2.2 million, compared to the same period in 2009, a decrease in taxable investment income of $49,000 to $204,000, compared to the same period in 2009, and a decrease in tax exempt investment income of $136,000 to $198,000, compared to the same period in 2009. These decreases were partially offset by an increase in income on certificates of deposit held for investment of $84,000 to $255,000, compared to the same period in 2009. Decreased interest income was a result of decreases in both interest rates on investments and decreased volume of taxable and tax exempt investments and average loans outstanding during the first quarter of 2010. Increased certificates of deposit held for investment was attributable to increases in principal balances of investment certificates of deposit compared to the end of the first quarter of 2009.

The Company’s net interest margin was 3.88% for the three months ended March 31, 2010 compared to 3.92% for the same period in 2009.  The yield on average earning assets decreased to 4.92% for the three months ended March 31, 2010 from 5.48% for the same period in 2009, a 56 basis point decrease.  This decrease was offset by a similar decrease in the cost of funds from 1.56% to 1.04% paid for the same period ended March 31, 2010, a 52 basis point decrease. The decrease in interest expense was significantly affected by a $245,000 decrease in interest paid on time deposit accounts. This reduction was due to both rate and volume factors.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $270,000 in the first quarter of each of 2010 and 2009. This consistent provision level, which is high compared to historical periods, was a result of ongoing national and local economic issues, including uncertainties regarding the economic downturn and recovery that could have a negative impact on the ability of borrowers to repay loans during 2010. As of March 31, 2010, the allowance for loan losses totaled $2.3 million, or 1.60% of total loans, which has increased from 1.56% as of December 31, 2009.  Nonaccrual loans decreased from $6.8 million at December 31, 2009 to $3.7 million at March 31, 2010. Nonperforming loans, including nonaccrual loans, decreased $3.1 million to $6.3 million over the same period. Management believes that these nonperforming loans are well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by a number of factors, including current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. Along with other financial institutions, management shares a concern for the economy for the remainder of 2010. Should the economic climate remain neutral or further deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge- offs, and delinquencies could rise and require increases in the provision. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management concluded that the allowance for loan losses was adequate at March 31, 2010 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s non-interest income totaled $634,000 for the three months ended March 31, 2010 compared to $801,000 for the same period in 2009, a decrease of $167,000 or 20.8%. The decrease in non-interest income was primarily due to a $205,000 decrease in gain on the sale of investment securities to $26,000 in 2010. Gain on loan sales decreased $14,000 to $78,000 in the first quarter of 2010 due to decreased mortgage refinancing activity occurring during the first three months of 2010. Service charges on deposit accounts experienced a nominal decrease of $3,000 to $195,000 for the first quarter 2010 compared to the same period of 2009.  These decreases were partially offset by a $55,000 increase in other income, compared to the same period in 2009. This increase in other income resulted from an increase in rental income from other real estate owned, a gain on the sale of other real estate owned, and also from a positive market valuation associated with index powered certificates of deposit held for investment, compared to the same period in 2009.

NON-INTEREST EXPENSE

The Company’s non-interest expense was $2.2 million for the three months ended March 31, 2010 and $2.1 million for the same period in 2009. Salaries and benefits, the largest component of non-interest expense, increased $29,000, or 2.6%, to $1.2 million.  Modest decreases in occupancy and equipment expense of $5,000, and data processing expense of $13,000, were offset by increases in insurance expense of $64,000, other expenses of $54,000, and professional fees of $4,000. Insurance expense increased primarily due to expected increases in FDIC insurance for the current year. Other expenses increased primarily due to increased expenses related to other real estate owned as the amount of repossessed property has increased. In addition, income tax expense decreased $96,000 to $53,000 in 2010 compared to the same period in 2009.

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

Liquidity management is both a daily and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of  (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term United States government and agency obligations. The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At March 31, 2010, cash and short-term investments totaled $17.7 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2010:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$20,820	$9,959	$3,510	$1,727	$5,624
Federal Home Loan Bank advances	2,000	2,000	—	—	—
Data processing contract payable	779	223	445	111	—
Standby letters of credit(1)	506	297	209	—	—

	$24,105	$12,479	$4,164	$1,838	$5,624

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4.                             REMOVED AND RESERVED

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ Joachim J. Brown
Date: May 14, 2010	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Vincent G. Easi
Date: May 14, 2010	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)