Form 10-Q
period 2010-06-30
FIRST OTTAWA BANCSHARES INC
filed 2010-08-11
CIK 1099668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:  As of August 11, 2010, the registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$10,362	$17,921
Certificates of deposit	40,790	41,011
Securities available-for-sale	56,101	56,373
Loans held for sale	621	46
Loans, less allowance for loan losses of $2,249 and $2,334	140,639	147,105
Premises and equipment, net	7,707	7,484
Goodwill	2,446	2,446
Core deposit intangible	434	507
Other real estate owned	3,776	1,898
Interest receivable and other assets	8,954	8,910

Total assets	$271,830	$283,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand — non-interest-bearing	$31,949	$34,851
NOW accounts	78,948	93,322
Money market accounts	31,196	20,912
Savings	25,594	25,787
Time, $100,000 and over	26,186	28,553
Other time	47,603	47,804
Total deposits	241,476	251,229

Other borrowings	2,000	4,000
Interest payable and other liabilities	2,302	2,494
Total liabilities	245,778	257,723

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares Authorized; 753,734 shares issued	754	754
Additional paid-in capital	4,667	4,603
Retained earnings	26,968	26,871
Treasury stock, at cost, 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive income (loss)	(38)	49
Total shareholders’ equity	26,052	25,978

Total liabilities and shareholders’ equity	$271,830	$283,701

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income
Loans (including fee income)	$2,185	$2,286	$4,382	$4,750
Securities
Taxable	174	239	378	492
Exempt from federal income tax	183	273	381	607
Certificates of deposit	236	235	491	406
Federal funds sold	9	6	15	14
Total interest income	2,787	3,039	5,647	6,269

Interest expense
NOW deposits	45	66	98	148
Money market deposits	14	29	28	76
Savings deposits	13	22	29	46
Time deposits	491	707	1,002	1,463
Other borrowings	16	31	37	66
Total interest expense	579	855	1,194	1,799

NET INTEREST INCOME	2,208	2,184	4,453	4,470
Provision for loan losses	270	120	540	390

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,938	2,064	3,913	4,080

Non-interest income
Service charges on deposit accounts	182	203	377	401
Trust and farm management fees	135	137	270	272
Gain on loan sales	94	226	172	318
Securities gains	52	4	78	235
Other	196	181	396	326
Total non-interest income	659	751	1,293	1,552

Non-interest expense
Salaries and employee benefits	1,166	1,111	2,320	2,236
Occupancy and equipment	304	300	610	611
Data processing	127	128	252	266
Insurance	177	156	348	263
Professional fees	151	146	276	267
Amortization of core deposit intangible	36	36	73	73
Other real estate owned	146	48	237	64
Other	395	282	634	542
Total non-interest expense	2,502	2,207	4,750	4,322

INCOME BEFORE INCOME TAXES	95	608	456	1,310

Provision for (benefit from) income taxes	(43)	133	10	282

NET INCOME	$138	$475	$446	$1,028

Earnings per share-basic	$0.21	$0.73	$0.69	$1.59
Earnings per share-diluted	$0.21	$0.73	$0.69	$1.59
Dividends per share	$0.54	$0.92	$0.54	$0.92

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2010 and 2009

(In thousands, except per share data)

(Unaudited)

					Accumulated
					Other
		Additional			Comprehensive	Total
	Common	Paid-In	Retained	Treasury	Income	Shareholders’
	Stock	Capital	Earnings	Stock	(Loss)	Equity

Balance at January 1, 2010	$754	$4,603	$26,871	$(6,299)	$49	$25,978

Net income	—	—	446	—	—	446
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(87)	(87)

Comprehensive income	—	—	—	—	—	359

Cash dividends declared ($.54 per share)	—	—	(349)	—	—	(349)

Stock options vested	—	64	—	—	—	64

Balance at June 30, 2010	$754	$4,667	$26,968	$(6,299)	$(38)	$26,052

Balance at January 1, 2009	$753	$4,408	$26,031	$(6,299)	$(224)	$24,669

Net income	—	—	1,028	—	—	1,028
Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	30	30
Net loss relating to benefit obligation	—	—	—	—	(107)	(107)

Comprehensive income						951

Cash dividends declared ($.92 per share)	—	—	(594)	—	—	(594)

Stock options vested	—	57	—	—	—	57

Shares granted	—	9	—	—	—	9

Stock options exercised	1	66	—	—	—	67

Balance at June 30, 2009	$754	$4,540	$26,465	$(6,299)	$(301)	$25,159

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$446	$1,028
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	540	390
Depreciation and amortization	275	269
Premium amortization on securities, net	177	180
Derivative valuation adjustment	3	64
Loans originated for sale	(6,884)	(15,530)
Proceeds from the sale of loans	6,481	15,929
Gain on loan sales	(172)	(318)
Gain on sales of securities	(78)	(235)
Grant of incentive shares	—	9
Vested stock options	64	57
Change in interest receivable and other assets	217	(384)
Change in interest payable and other liabilities	(140)	28
Net cash from operating activities	929	1,487

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	2,247	13,974
Proceeds from maturities of securities	18,091	8,977
Purchases of securities available-for-sale	(20,296)	(26,049)
Proceeds from maturities of certificates of deposit	8,236	5,567
Purchases of certificates of deposit	(8,018)	(29,724)
Net change in loans receivable	2,781	8,538
Proceeds from sale of other real estate owned	1,042	67
Net property and equipment expenditures	(417)	(492)
Net cash from investing activities	3,666	(19,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	(9,753)	1,864
Repayment of other borrowings	(2,000)	(2,000)
Proceeds from exercised options	—	67
Cash dividends paid	(401)	(1,299)
Net cash from financing activities	(12,154)	13,940

Change in cash and cash equivalents	(7,559)	(19,023)

Cash and cash equivalents at beginning of period	17,921	26,474

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,362	$7,451

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 1 — BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements of First Ottawa Bancshares, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2009 filed with the U.S. Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, The First National Bank of Ottawa (the “Bank”), operates as a full service community bank. First Ottawa Financial Corporation, a wholly owned subsidiary of the Bank, sells insurance and investment products.

NOTE 2 — EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (in thousands)	$138	$475	$446	$1,028
Weighted average shares outstanding	645,988	645,564	645,988	645,254
Effect of dilutive securities:
Stock options	2,827	2,115	2,231	1,324
Shares used to compute diluted earnings per share	648,815	647,679	648,219	646,578

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Earnings per share:
Basic	$0.21	$0.73	$0.69	$1.59
Diluted	0.21	0.73	0.69	1.59

A total of 44,414 and 32,074 options for the three month periods ended June 30, 2010 and 2009 are not included in the above calculations as they are non-dilutive.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 3 — CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$25,354	14.6%	$25,133	14.3%
Tier I capital (to risk-weighted assets)	23,179	13.3%	21,939	13.1%
Tier I capital (to average assets)	23,179	8.6%	21,939	8.1%

At June 30, 2010, the Company and the Bank were categorized as well capitalized under general minimum regulatory requirements, and management is not aware of any conditions or events that would change the Company’s or Bank’s categories.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses a fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS) to fix the interest rate on a specific certificate of deposit product.  At June 30, 2010, the Company had $3.6 million of certificates of deposit, which mature in 2010 through 2015, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index.  This interest received from BDFS will be paid to the customer.  The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE-FOR-SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
U. S. Treasury	$5,611	$16	$—	$5,627
Federal agencies	24,044	291	(3)	24,332
State and municipal	21,330	345	(118)	21,557
Corporate	1,838	4	(4)	1,838
Mortgage—backed securities and collateralized mortgage obligations	2,607	117	—	2,724
Equity securities	25	1	(3)	23

Total investment securities	$55,455	$774	$(128)	$56,101

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U. S. Treasury	$5,182	$16	$—	$5,198
Federal agencies	23,732	183	(38)	23,877
State and municipal	23,332	526	(27)	23,831
Mortgage—backed securities and collateralized mortgage obligations	3,325	115	—	3,440
Equity securities	25	4	(2)	27

Total investment securities	$55,596	$844	$(67)	$56,373

As of June 30, 2010 and December 31, 2009, the Company had approximately $13,889,000 and $10,884,000, respectively,  invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $47,994,000 and $47,793,000, were pledged at June 30, 2010 and December 31, 2009, respectively, to secure trust and public deposits, and for other purposes as required or permitted by law.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and fair value of contractual maturities of securities available-for-sale at June 30, 2010 were as follows.  Securities not due at a single maturity date, primarily mortgage—backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Within one year	$14,733	$14,741
One to five years	31,402	31,875
Five to ten years	5,598	5,696
After ten years	1,090	1,042
	52,823	53,354
Mortgage—backed securities and collateralized mortgage obligations	2,607	2,724
Equity securities	25	23

Totals	$55,455	$56,101

Information regarding realized gains and losses on sales of securities available-for-sale as of June 30, 2010 and 2009 follows:

	2010	2009

Gross gains	$78	$235
Gross losses	—	—
Tax expense	27	79

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2010 and December 31, 2009 was $11.7 million and $14.7 million, respectively, which was approximately 20.9% and 26.1% of the Company’s available—for—sale investment portfolio at those dates.  These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds.

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE—FOR-SALE (Continued)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010
Federal agencies	$1,546	$(3)	$—	$—	$1,546	$(3)
State and municipal	8,407	(110)	1,259	(8)	9,666	(118)
Corporate	485	(4)	—	—	485	(4)
Equity securities	3	(3)	—	—	3	(3)

Total temporarily impaired securities	$10,441	$(120)	$1,259	$(8)	$11,700	$(128)

December 31, 2009
Federal agencies	$9,814	$(38)	$—	$—	$9,814	$(38)
State and municipal	4,867	(26)	52	(1)	4,919	(27)
Equity securities	8	(2)	—	—	8	(2)

Total temporarily impaired securities	$14,689	$(66)	$52	$(1)	$14,741	$(67)

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

June 30, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include certain collateralized mortgage and debt obligations, government agency bonds and certain municipal securities, and corporate obligations. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently holds no Level 3 securities. There were no transfers between Level 1 and 2 classifications in the second quarter of 2010. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

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

June 30, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at June 30, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available-for-sale securities:
U.S. Treasuries	$5,627	$—	$5,627	$—
Federal agencies	24,332	—	24,332	—
State and municipals	21,557	—	21,557	—
Corporate	1,838	—	1,838	—
Mortgage—backed securities and collateralized mortgage obligations	2,724	—	2,724	—
Equities	23	23	—	—
Interest rate swap agreements — customer CDs	862	—	862	—
Total assets	56,963	23	56,940	—

Liabilities:
Written call options-customer CDs	(862)	—	(862)	—

Non-recurring basis:
Impaired loans	4,601	—	—	4,601
Other real estate owned	3,776	—	—	3,776
Total assets	8,377	—	—	8,377

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

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

The following methods and assumptions were used to estimate fair values for financial instruments carried on the balance sheet at other than fair value.  The carrying amount is considered to estimate fair value for cash and due from banks, demand, NOW, money market and savings deposits, accrued interest receivable and payable, and variable rate loans or deposits.  The fair value of loans held for sale are based on quoted market prices.  For fixed rate loans, deposits, or other borrowings, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. The fair value of off—balance—sheet items is based on the fees or costs that would currently be charged to enter into or terminate such agreements and is not material.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$10,362	$10,362	$17,921	$17,921
Certificates of deposit (and related derivative)	40,790	41,485	41,011	41,781
Securities available-for-sale	56,101	56,101	56,373	56,373
Loans held for sale	621	621	46	46
Loans	140,639	139,223	147,105	145,690
Interest receivable	1,540	1,540	1,361	1,361

Liabilities
Deposits with no stated maturities	167,687	167,687	174,872	174,872
Time deposits	73,789	75,813	76,357	77,705
Other borrowings	2,000	2,034	4,000	4,061
Interest payable	373	373	427	427

NOTE 7 — RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2009 condensed consolidated financial statements in order to conform to the June 30, 2010 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 8 — SUBSEQUENT EVENTS

Effective August 1, 2010, the process to relocate the full service facility at 401 East Main Street, Streator, Illinois, to a full service facility located at 409 East Bridge Street, Streator, Illinois, was completed. As the previous facility  is now expected to be sold, it has been analyzed for other-than-temporary impairment due to the change in its purpose as of August 1, 2010. Due to the current state of the commercial real estate market in the local area, an estimate of the potential impairment of the previous Streator branch is approximately $80,000 pretax.

Subsequent events have been evaluated through August 11, 2010, which is the date the financial statements were  issued.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

June 30, 2010 and 2009

NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS

In  July 2010,  the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new guidance will increase disclosures made about the credit quality of loans and the allowance for loan losses.   The disclosures will provide additional information about the nature of credit risk inherent in the Company’s loan portfolio, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses.  The requirements will be effective for the Company’s year ended December 31, 2010.   The Company has not yet determined the impact the requirements will have on its consolidated financial statements.

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

The Company has submitted an application with the Office of the Comptroller of Currency and received approval to relocate the branch located at 401 East Main Street in Streator, Illinois, to 409 East Bridge Street in Streator Illinois. This relocation is considered a short distance relocation as defined in 12 CFR 5.3(i).

The Company’s principal business is conducted by the Bank and consists of a full range of community-based financial services, including commercial and retail banking.  The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, non-interest income, and non-interest expenses.  Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings.  The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio.  Non-interest income consists of service charges on deposit accounts, trust and farm management fee income, securities gains (losses), gains (losses) on sales of loans, and other income.  Non-interest expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other expenses.

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

The Company’s net income for the six months ended June 30, 2010, was $446,000, or $0.69 per common share, compared to net income of $1.0 million, or $1.59 per common share for the six months ended June 30, 2009.

The Company’s assets at June 30, 2010 were $271.8 million compared to $283.7 million at December 31, 2009, a decrease of $11.9 million, or 4.2%.

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

RECENT REGULATORY DEVELOPMENTS

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  Among other things, the law:

•                  Creates a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•                  Creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;

•                  Establishes strengthened capital standards for banks and bank holding companies, and disallows trust preferred securities from being included in the Tier 1 capital determination for certain financial institutions;

•                  Enhances regulation of financial markets, including derivatives and securitization markets;

•                  Contains a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

•                  Grants the Board of Governors of the Federal Reserve System the power to regulate debit card interchange fees;

•                  Prohibits certain trading activities by banks;

•                  Permanently increases the maximum standard FDIC deposit insurance amount to $250,000; and

•                  Creates an Office of National Insurance with the U.S. Department of Treasury.

While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future.  The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2010 were $271.8 million compared to $283.7 million at December 31, 2009, a decrease of $11.9 million, or 4.2%.  This decrease was the result of a decrease in cash and cash equivalents of $7.6 million, and a decrease in loans of $6.5 million. Cash and cash equivalents decreased as excess balances at the Federal Reserve Bank were reduced. Loan balances outstanding decreased by $6.5 million due to decreased demand as a result of the contraction in the housing market and its impact on the economy, along with pay downs in the portfolio, and foreclosures and transfers to other real estate owned. Other real estate owned increased by $1.9 million.

Total liabilities at June 30, 2010 were $245.8 million compared to $257.7 million at December 31, 2009, a decrease of $11.9 million, or 4.6%. This decrease in total liabilities was primarily the  result of a $4.3 million decrease in interest-bearing demand accounts, a $2.6 million decrease in time deposit accounts, a $2.9 million decrease in non-interest bearing demand accounts, a $2.0 million decrease in other borrowings, and a $192,000 decrease in other liabilities. Decreases in interest-bearing demand accounts were attributable to local municipalities drawing down balances for operations and other seasonal payments. The decrease in other liabilities was primarily due to the payment of dividends in the first quarter. Other borrowings decreased by $2.0 million as a result of the repayment of Federal Home Loan Bank advances during the first quarter of 2010.

Total shareholders’ equity increased to $26.1 million at June 30, 2010, compared to $26.0 million at December 31, 2009. This increase was due primarily to an increase in retained earnings resulting from net income of $446,000 for the period ended June 30, 2010, which was offset by dividends in the amount of $349,000, payable to shareholders in July 2010 that were declared in June 2010.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2010 was $138,000, or $0.21 per share, a 70.9% decrease compared to $475,000, or $0.73 per share, in the second quarter of 2009.  The decrease in net income for the quarter was primarily the result of a decrease in gains on loan sales of $132,000, and an increase in the provision for loan losses of $150,000. Non-interest expense also increased due to an increase in other real estate owned expenses of $98,000, and an impairment charge of $129,000 taken during the second quarter of 2010. The decrease in income before taxes also resulted in a decrease in the income tax provision of $176,000.

During the six months ended June 30, 2010, net income was $446,000, or $0.69 per share, compared to $1.0 million, or $1.59 per share, during the first six months of 2009.  This 56.6% decrease in net income for the six month period was due in part to a decrease in net interest income of $17,000, and an increase in the provision for loan losses of $150,000.  In addition non-interest income decreased by $259,000, or 16.7%, and non-interest expense increased by $428,000 or 9.9%, compared to the six months ended June 30, 2009. The decrease in the Company’s pretax income also resulted in a decrease in the income tax provision of $272,000.

The annualized return on average assets was 0.33% for the six months ended June 30, 2010, compared to 0.75% in 2009.   The annualized return on average equity decreased to 3.4% for the six months ended June 30, 2010, from 8.1% in 2009.

NET INTEREST INCOME

Net interest income increased by 1.1% to $2.2 million for the three months ended June 30, 2010 as compared to 2009.  Total interest income decreased to $2.8 million for the three months ended June 30, 2010, compared to $3.0 million for the three months ended June 30, 2009.  This change was primarily the result of a decrease in interest income from loans to $2.2 million for the three months ended June 30, 2010 from $2.3 million for the same period a year earlier. This decrease was the result of a $8.1 million decrease in the average principal balance of the loan portfolio compared to the prior year and loans repricing downward as mortgage interest rates decreased during 2009 and in the first half of 2010. In addition, a decrease in interest income from taxable investment securities of $65,000, and a decrease of interest income from tax exempt securities of $90,000, for the second quarter of 2010 compared to the prior year resulted in a change in total interest income of $252,000 for the second quarter of 2010 compared to the prior year. Total interest expense decreased to $579,000 for the three months ended June 30, 2010 from $855,000 for the same period ended June 30, 2009, which represents a 32.3% decrease. Decreased interest expense was a result of lower rates paid on deposits. The $276,000 decrease in total interest expense offset the decrease in total interest income for the quarter resulting in a $24,000 increase in net interest income for the second quarter in 2010 compared to the prior year.

Net interest income for both the six months ended June 30, 2010 and 2009 was $4.5 million. There was a nominal decrease of $17,000 in 2010 which was the result of a $622,000 decrease in total interest income, that was partially offset by a $605,000 decrease in total interest expense compared to the prior year. The Company’s net interest margin was 3.88% for the six months ended June 30, 2010 and 3.84% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $4.5 million for the six months ending June 30, 2010 and $4.7 million for the same period in 2009. The tax equivalent yield on average earning assets of $235.5 million in 2010 and $245.6 million for the same period in 2009, decreased to 4.90% for the six months ended June 30, 2010 from 5.31% for the same period ended June 30, 2009, a decrease of 41 basis points. This decrease was offset by a corresponding decrease in the cost of funds to 1.02% from 1.47% paid for the same period ended June 30, 2009, a 45 basis point decrease. These decreases resulted from ongoing repricing of assets and liabilities as they matured in the decreasing rate environment in late 2009 and during the first six months of 2010.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $270,000 during the second quarter of 2010 compared to $120,000 during the second quarter of 2009. Year to date provision for loan loss was $540,000 in 2010 compared to $390,000 in 2009. As of June 30, 2010, the allowance for loan losses totaled $2.2 million, or 1.57% of total loans, which decreased from $2.3 million, or 1.56% of total loans, as of December 31, 2009.  Nonaccrual loans decreased from $6.8 million at December 31, 2009 to $4.6 million at June 30, 2010. Nonperforming loans, including nonaccrual loans, decreased $3.7 million to $5.7 million over the same period. Management believes that the Bank was well collateralized on its nonperforming loans, which may significantly reduce the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy has showed signs of improvement, borrowers may continue to experience difficulties, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require increases in the provision for loan losses. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management has concluded that the allowance for loan losses was adequate at June  30, 2010 to cover probable losses inherent in the Bank’s loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s total non-interest income was $659,000 for the three months ended June 30, 2010 compared to $751,000 for the same period in 2009, a decrease of $92,000, or 12.3%. The decrease in total non-interest income was primarily due to a decrease in gains on loan sales to the secondary market of $132,000 due to decreased origination and refinancing volume.  Service charges on deposit accounts decreased $21,000, or 10.3%, compared to the same period last year, which resulted from decreased overdraft charges compared to the prior year. Gains realized on the sale of securities increased by $48,000, to $52,000 compared to the prior year due to increased sales activity in the second quarter of 2010. Other income increased $15,000, or 8.3%, compared to the prior year due to an increase in rental income from other real estate owned, a gain on the sale of other real estate owned, and also from a positive market valuation associated with index powered certificates of deposit held for investment, compared to the same period in 2009.

For the six months ended June 30, 2010, total non-interest income decreased by 16.7% or $259,000 to $1.3 million.  Other income increased $70,000, or 21.5%, primarily due to an increase in rental income from other real estate owned, and gains on the sale of other real estate owned. Securities gains decreased $157,000 to $78,000 compared to the prior year.  Also, gains on loan sales to the secondary market decreased $146,000 to $172,000 compared to 2009, due to decreased origination and refinancing volume. Service charges on deposit accounts decreased by $24,000, or 6.0%, due to lower overdraft volume.

NON-INTEREST EXPENSE

The Company’s total non-interest expense increased by $295,000 to $2.5 million for the three months ended June 30, 2010, compared to $2.2 million for the same period in 2009.  Salaries and employee benefits, the largest component of non-interest expense, increased by $55,000, or 5.0%, to $1.2 million.  In addition, insurance expense increased by $21,000, professional fees expense increased by $5,000, occupancy expense increased by $4,000, other real estate owned expenses increased by $98,000, and other expenses increased by $113,000, compared to the same period in the prior year. Insurance expense increased primarily due to expected increases in FDIC insurance for the current year. Other real estate owned expenses increased due to an increase in repossessed properties in the current year. Other expenses increased by $113,000 over the prior year due to an impairment charge of $129,000 that was taken during the second quarter of 2010. The Company owns stock in another bank holding company that was determined to be impaired in the second quarter due to a decline in carrying value as a result of a dilutive transaction to recapitalize the bank holding company.

For the six months ended June 30, 2010, total non-interest expense increased $428,000 to $4.8 million, or 9.9%, compared to the prior year period.  Salaries and employee benefits increased $84,000, or 3.8%, to $2.3 million.  Increases in professional fees expense of $9,000, other expenses of $265,000, and insurance expense of $85,000 were partially offset by decreases in occupancy and equipment expenses of $1,000 and data processing expense of $14,000. Insurance expense increased by $85,000 compared to the prior year due to an expected increase in the FDIC insurance assessment rate for 2010. Other real estate owned expenses increased due to an increase in repossessed properties in the current year. Other expenses increased by $92,000 over the prior year due to an impairment charge of $129,000 that was taken during the second quarter of 2010.  In addition, income tax expense decreased $272,000 to $10,000 in 2010 compared to the same period in 2009.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At June 30, 2010, cash and cash equivalents totaled $10.4 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities and certificates of deposit held at other financial institutions maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2010 (dollars in thousands):

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$21,694	$10,791	$3,950	$2,083	$4,870
Federal Home Loan Bank advances	2,000	2,000	—	—	—
Data processing contract payable	723	223	445	55	—
Standby letters of credit(1)	602	602	—	—	—

	$25,019	$13,616	$4,395	$2,138	$4,870

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2010, there have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting or disclosure controls.

PART II

ITEM 1.                         LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.                RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                         REMOVED AND RESERVED

ITEM 5.                         OTHER INFORMATION

None

ITEM 6.                         EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: August 11, 2010	/S/ Joachim J. Brown
Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2010	/S/ Vincent G. Easi
Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)