Form 10-Q
period 2010-09-30
FIRST OTTAWA BANCSHARES INC
filed 2010-11-12
CIK 1099668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:  As of November 12, 2010, the registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$58,587	$17,921
Certificates of deposit	58,505	41,011
Securities available-for-sale	43,607	56,373
Loans held for sale	675	46
Loans, less allowance for loan losses of $2,355 and $2,334	136,256	147,105
Premises and equipment, net	7,846	7,484
Goodwill	2,446	2,446
Core deposit intangible	397	507
Other real estate owned	3,942	1,898
Interest receivable and other assets	9,017	8,910

Total assets	$321,278	$283,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand — non-interest-bearing	$32,745	$34,851
NOW accounts	135,945	93,322
Money market accounts	18,915	20,912
Savings	27,512	25,787
Time, $100,000 and over	28,042	28,553
Other time	47,440	47,804
Total deposits	290,599	251,229

Other borrowings	2,000	4,000
Interest payable and other liabilities	2,147	2,494
Total liabilities	294,746	257,723

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock - $1 par value, 20,000 shares authorized; none issued	—	—
Common stock - $1 par value, 1,000,000 shares Authorized; 753,734 shares issued	754	754
Additional paid-in capital	4,700	4,603
Retained earnings	27,365	26,871
Treasury stock, at cost, 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive income (loss)	12	49
Total shareholders’ equity	26,532	25,978

Total liabilities and shareholders’ equity	$321,278	$283,701

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income
Loans (including fee income)	$2,217	$2,332	$6,599	$7,082
Securities
Taxable	163	280	541	772
Exempt from federal income tax	156	254	537	861
Certificates of deposit	280	273	771	679
Federal funds sold	20	14	35	28
Total interest income	2,836	3,153	8,483	9,422

Interest expense
NOW deposits	50	73	148	221
Money market deposits	11	22	39	98
Savings deposits	12	19	41	65
Time deposits	469	617	1,471	2,080
Other borrowings	16	32	53	98
Total interest expense	558	763	1,752	2,562

NET INTEREST INCOME	2,278	2,390	6,731	6,860
Provision for loan losses	270	120	810	510

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,008	2,270	5,921	6,350

Non-interest income
Service charges on deposit accounts	181	220	558	621
Trust and farm management fees	135	138	405	410
Gain on loan sales	255	46	427	364
Securities gains	263	3	341	238
Other	185	171	581	497
Total non-interest income	1,019	578	2,312	2,130

Non-interest expense
Salaries and employee benefits	1,188	1,121	3,508	3,357
Occupancy and equipment	400	309	1,010	920
Data processing	121	127	373	393
Insurance	176	197	524	460
Professional fees	123	101	399	368
Amortization of core deposit intangible	37	37	110	110
Other real estate owned	145	46	382	111
Other	304	256	938	797
Total non-interest expense	2,494	2,194	7,244	6,516

INCOME BEFORE INCOME TAXES	533	654	989	1,964

Provision for (benefit from) income taxes	136	163	146	445

NET INCOME	$397	$491	$843	$1,519

Earnings per share-basic	$0.62	$0.76	$1.30	$2.35
Earnings per share-diluted	$0.61	$0.76	$1.30	$2.35
Dividends per share	$0.54	$0.92	$0.54	$0.92

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2010 and 2009

(In thousands, except per share data)

(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2010	$754	$4,603	$26,871	$(6,299)	$49	$25,978

Net income	—	—	843	—	—	843
Unrealized net loss on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	(37)	(37)

Comprehensive income						806

Cash dividends declared ($.54 per share)	—	—	(349)	—	—	(349)

Stock options vested	—	97	—	—	—	97

Balance at September 30, 2010	$754	$4,700	$27,365	$(6,299)	$12	$26,532

Balance at January 1, 2009	$753	$4,408	$26,031	$(6,299)	$(224)	$24,669

Net income	—	—	1,519	—	—	1,519
Unrealized net gain on securities available-for-sale, net of reclassifications and tax effects	—	—	—	—	588	588
Net loss relating to benefit obligation	—	—	—	—	(107)	(107)

Comprehensive income						2,000

Cash dividends declared ($.92 per share)	—	—	(594)	—	—	(594)

Stock options vested	—	89	—	—	—	89

Shares granted	—	9	—	—	—	9

Stock options exercised	1	69	—	—	—	70

Balance at September 30, 2009	$754	$4,575	$26,956	$(6,299)	$257	$26,243

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$843	$1,519
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	810	510
Depreciation and amortization	495	394
Premium amortization on securities, net	276	287
Derivative valuation adjustment	3	87
Loans originated for sale	(17,425)	(17,701)
Proceeds from the sale of loans	17,223	18,232
Gain on loan sales	(427)	(364)
Gain on sales of securities	(341)	(238)
Grant of incentive shares	—	9
Vested stock options	97	89
Change in interest receivable and other assets	34	(741)
Change in interest payable and other liabilities	54	83
Net cash from operating activities	1,642	2,166

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	15,107	14,492
Proceeds from maturities of securities	25,463	12,152
Purchases of securities available-for-sale	(27,796)	(36,945)
Proceeds from maturities of certificates of deposit	12,652	14,334
Purchases of certificates of deposit	(30,149)	(40,729)
Net change in loans receivable	6,626	12,694
Proceeds from sale of other real estate owned	1,240	80
Net property and equipment expenditures	(739)	(531)
Net cash from investing activities	2,404	(24,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in deposits	39,370	30,729
Repayment of other borrowings	(2,000)	(2,000)
Proceeds from exercised options	—	70
Cash dividends paid	(750)	(1,893)
Net cash from financing activities	36,620	26,906

Change in cash and cash equivalents	40,666	4,619

Cash and cash equivalents at beginning of period	17,921	26,474

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,587	$31,093

See accompanying notes to condensed consolidated financial statements.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

NOTE 1 — BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

NOTE 2 — EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (in thousands)	$397	$491	$843	$1,519
Weighted average shares outstanding	645,988	645,985	645,988	645,500
Effect of dilutive securities:
Stock options	13	2,987	1,162	1,705
Shares used to compute diluted earnings per share	646,001	648,972	647,150	647,205

Earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic	$0.62	$0.76	$1.30	$2.35
Diluted	0.61	0.76	1.30	2.35

A total of 70,874 and 32,200 options for the three month periods ended September 30, 2010 and 2009 are not included in the above calculations as they are non-dilutive. A total of 67,579 and 50,788 options for the nine month periods ended September, 2010 and 2009 are not included in the above calculations as they are non-dilutive.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

NOTE 3 — CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$25,805	14.9%	$25,133	14.3%
Tier I capital (to risk-weighted assets)	23,642	13.6%	21,939	13.1%
Tier I capital (to average assets)	23,642	7.9%	21,939	8.1%

At September 30, 2010, the Company and the Bank met the requirements to be categorized as well capitalized under general minimum regulatory requirements, and management is not aware of any conditions or events that would change the Company’s or Bank’s categories.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses a fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS) to fix the interest rate on a specific certificate of deposit product.  At September 30, 2010, the Company had $3.6 million of certificates of deposit, which mature in 2010 through 2015, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index.  This interest received from BDFS will be paid to the customer.  The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE-FOR-SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
U. S. Treasury	$3,584	$21	$—	$3,605
Federal agencies	16,337	266	—	16,603
State and municipal	19,001	435	(139)	19,297
Corporate	1,822	36	—	1,858
Mortgage—backed securities and collateralized mortgage obligations	2,117	105	—	2,222
Equity securities	25	1	(4)	22

Total investment securities	$42,886	$864	$(143)	$43,607

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U. S. Treasury	$5,182	$16	$—	$5,198
Federal agencies	23,732	183	(38)	23,877
State and municipal	23,332	526	(27)	23,831
Mortgage—backed securities and collateralized mortgage obligations	3,325	115	—	3,440
Equity securities	25	4	(2)	27

Total investment securities	$55,596	$844	$(67)	$56,373

As of September 30, 2010 and December 31, 2009, the Company had approximately $16,089,000 and $10,884,000, respectively,  invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $40,998,000 and $47,793,000, were pledged at September 30, 2010 and December 31, 2009, respectively, to secure trust and public deposits, and for other purposes as required or permitted by law.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and fair value of contractual maturities of securities available-for-sale at September 30, 2010 were as follows.  Securities not due at a single maturity date, primarily mortgage—backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Within one year	$12,476	$12,463
One to five years	21,215	21,648
Five to ten years	5,678	5,952
After ten years	1,375	1,300
	40,744	41,363
Mortgage—backed securities and collateralized mortgage obligations	2,117	2,222
Equity securities	25	22

Totals	$42,886	$43,607

Information regarding realized gains and losses on sales of securities available-for-sale as of September 30, 2010 and 2009 follows:

	2010	2009
Gross gains	$341	$239
Gross losses	—	(1)
Tax expense	116	81

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2010 and December 31, 2009 was $8.8 million and $14.7 million, respectively, which was approximately 20.3% and 26.1% of the Company’s available—for—sale investment portfolio at those dates.  These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds.

Based on evaluation of available evidence, including recent changes in market interest rates, management believed the declines in fair value for these securities are temporary.   Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other—than—temporary impairment is identified.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

NOTE 5 — SECURITIES AVAILABLE—FOR-SALE (Continued)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2010
State and municipal	$8,115	$(133)	$724	$(6)	$8,839	$(139)
Equity securities	2	(4)	—	—	2	(4)

Total temporarily impaired securities	$8,117	$(137)	$724	$(6)	$8,841	$(143)

December 31, 2009
Federal agencies	$9,814	$(38)	$—	$—	$9,814	$(38)
State and municipal	4,867	(26)	52	(1)	4,919	(27)
Equity securities	8	(2)	—	—	8	(2)

Total temporarily impaired securities	$14,689	$(66)	$52	$(1)	$14,741	$(67)

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

September 30, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

(Continued)

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include certain collateralized mortgage and debt obligations, government agency bonds and certain municipal securities, and corporate obligations. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company currently holds no Level 3 securities. There were no transfers between Level 1 and 2 classifications in the third quarter of 2010. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

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

September 30, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

(Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available-for-sale securities:
U.S. Treasuries	$3,605	$—	$3,605	$—
Federal agencies	16,603	—	16,603	—
State and municipals	19,297	—	19,297	—
Corporate	1,858	—	1,858	—
Mortgage—backed securities and collateralized mortgage obligations	2,222	—	2,222	—
Equities	22	22	—	—
Interest rate swap agreements — customer CDs	885	—	885	—
Total assets	44,492	22	44,470	—

Liabilities:
Written call options-customer CDs	(885)	—	(885)	—

Non-recurring basis:
Impaired loans	4,719	—	—	4,719
Other real estate owned	3,942	—	—	3,942
Total assets	8,661	—	—	8,661

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

NOTE 6 — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

(Continued)

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$58,587	$58,587	$17,921	$17,921
Certificates of deposit (and related derivative)	58,505	59,714	41,011	41,781
Securities available-for-sale	43,607	43,607	56,373	56,373
Loans held for sale	675	675	46	46
Loans	136,256	134,599	147,105	145,690
Interest receivable	1,637	1,637	1,361	1,361

Liabilities
Deposits with no stated maturities	215,117	215,117	174,872	174,872
Time deposits	75,482	77,453	76,357	77,705
Other borrowings	2,000	2,035	4,000	4,061
Interest payable	417	417	427	427

NOTE 7 — RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2009 condensed consolidated financial statements in order to conform to the September 30, 2010 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 8 — SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company was informed by a lead bank that two participation loans, the first of which is recorded at a value of $2.3 million and the second at a value of $1.5 million, may be subject to impairment or reclassification to “doubtful” or “loss” categories. The Company has ordered its own appraisals of the real estate securing the loans and may, depending on that analysis, incur impairment or other charges in the fourth quarter.

Subsequent events have been evaluated through November 12, 2010, which is the date the financial statements were  issued.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands)

September 30, 2010 and 2009

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

The Company’s net income for the nine months ended September 30, 2010, was $843,000, or $1.30 per common share, compared to net income of $1.5 million, or $2.35 per common share for the nine months ended September 30, 2009.

The Company’s assets at September 30, 2010 were $321.3 million compared to $283.7 million at December 31, 2009, an increase of $37.6 million, or 13.2%.

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

•                  Permanently increases the maximum standard FDIC deposit insurance amount to $250,000; and

•                  Creates an Office of National Insurance with the U.S. Department of Treasury.

While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future.  The Company’s management continues to review the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2010 were $321.3 million compared to $283.7 million at December 31, 2009, an increase of $37.6 million, or 13.2%.  This increase was the result of an increase in cash and cash equivalents of $40.7 million, and increased certificates of deposits held for investments of $17.5 million. The increases were partially offset by decreases in loans of $10.8 million and securities of $12.8 million. Cash and cash equivalents increased as excess balances at the Federal Reserve Bank grew due to an increase in local municipal money collected for real estate taxes. Certificates of deposits held for investment increased as a result of the decline in the investment securities portfolio.  Loan balances outstanding decreased by $10.8 million due to decreased demand primarily as a result of the contraction in the housing market and its impact on the economy, along with pay downs in the portfolio, and foreclosures and transfers to other real estate owned. Other real estate owned increased by $2.0 million.

Total liabilities at September 30, 2010 were $294.7 million compared to $257.7 million at December 31, 2009, an increase of $37.0 million, or 14.4%. This increase in total liabilities was primarily the result of a $40.6 million increase in interest-bearing demand accounts, a $1.0 million decrease in time deposit accounts, a $2.1 million decrease in non-interest bearing demand accounts, a $2.0 million decrease in other borrowings, and a $347,000 decrease in other liabilities. Increases in interest-bearing demand accounts were attributable to local municipalities receiving real estate tax payments and other seasonal payments. The decrease in other liabilities was primarily due to the payment of dividends in the first quarter. Other borrowings decreased by $2.0 million as a result of the repayment of Federal Home Loan Bank advances during the first quarter of 2010.

Total shareholders’ equity increased to $26.5 million at September 30, 2010, compared to $26.0 million at December 31, 2009. This increase was due primarily to an increase in retained earnings resulting from net income of $843,000 for the period ended September 30, 2010, which was offset by dividends in the amount of $349,000, payable to shareholders in July 2010 that were declared in June 2010.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2010 was $397,000, or $0.62 per basic common share, a 19.1% decrease compared to $491,000, or $0.76 per share, in the third quarter of 2009.  The decrease in net income for the quarter was primarily the result of a decrease in net interest income of $112,000, and an increase in the provision for loan losses of $150,000. Non-interest expense also increased due to an increase in other real estate owned expenses of $99,000, and an impairment charge of $81,000 taken during the third quarter of 2010, regarding the value of a former branch. Decreases in net interest income and increases in non-interest expense were partially offset by increases of $209,000 in gains on loan sales and $260,000 on gains on security sales. The decrease in income before taxes also resulted in a decrease in the income tax provision of $27,000 for the third quarter.

During the nine months ended September 30, 2010, net income was $843,000, or $1.30 per share, compared to $1.5 million, or $2.35 per share, during the first nine months of 2009.  This 44.5% decrease in net income for the nine month period was due in part to a decrease in net interest income of $129,000, and an increase in the provision for loan losses of $300,000.  In addition non-interest income increased by $182,000, or 8.5%, and non-interest expense increased by $728,000 or 11.2%, compared to the nine months ended September 30, 2009. Increases in non-interest income were primarily due to gains on loan sales and also gains on the sale of securities. Increases in non-interest expense resulted from an aggregation of impairment charges regarding an investment security and also a former branch facility, increased expenses related to other real estate owned and increased insurance expenses. The decrease in the Company’s pretax income also resulted in a decrease in the income tax provision of $299,000.

The annualized return on average assets was 0.38% for the nine months ended September 30, 2010, compared to 0.72% in 2009.   The annualized return on average equity decreased to 4.3% for the nine months ended September 30, 2010, from 8.0% in 2009.

NET INTEREST INCOME

Net interest income before the provision for loan losses decreased by 4.7% to $2.3 million for the three months ended September 30, 2010 as compared to 2009.  Total interest income decreased to $2.8 million for the three months ended September 30, 2010, compared to $3.2 million for the three months ended September 30, 2009.  This change was primarily the result of a decrease in interest income from loans to $2.2 million for the three months ended September 30, 2010 from $2.3 million for the same period a year earlier. This decrease was the result of a $6.9 million decrease in the average principal balance of the loan portfolio compared to the prior year and loans repricing downward as mortgage interest rates decreased during 2009 and 2010. In addition, a decrease in interest income from taxable investment securities of $117,000, and a decrease of interest income from tax exempt securities of $98,000, for the third quarter of 2010 compared to the prior year resulted in a change in total interest income of $317,000 for the third quarter of 2010 compared to the prior year. Total interest expense decreased to $558,000 for the three months ended September 30, 2010 from $763,000 for the same period ended September 30, 2009, which represents a 26.9% decrease. Decreased interest expense was a result of lower rates paid on deposits. The $205,000 decrease in total interest expense partially offset the decrease in total interest income for the quarter resulting in a $112,000 decrease in net interest income for the third quarter in 2010 compared to the prior year.

Net interest income before the provision for loan losses decreased by 1.9% to $6.7 million for the nine months ended September 30, 2010 as compared to 2009. There was a decrease in net interest income of $129,000 in 2010 which was the result of a $939,000 decrease in total interest income, that was partially offset by an $810,000 decrease in total interest expense compared to the prior year. Total interest income decreased to $8.5 million for the nine months ended September 30, 2010, compared to $9.4 million for the nine months ended September 30, 2009. The Company’s net interest margin was 3.82% for the nine months ended September 30, 2010 and 2009. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $6.8 million for the nine months ending September 30, 2010 and $7.1 million for the same period in 2009. The tax equivalent yield on average earning assets of $236.8 million in 2010 and $247.8 million for the same period in 2009, decreased to 4.81% for the nine months ended September 30, 2010 from 5.20% for the same period ended September 30, 2009, a decrease of 39 basis points. This decrease was offset by a corresponding decrease in the cost of funds to .99% from 1.38% paid for the same period ended September 30, 2009, a 39 basis point decrease. These decreases resulted from ongoing repricing of assets and liabilities as they matured in the decreasing rate environment in late 2009 and during the first nine months of 2010.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $270,000 during the third quarter of 2010 compared to $120,000 during the third quarter of 2009. Year to date provision for loan loss was $810,000 in 2010 compared to $510,000 in 2009. This provision level, which is high compared to historical periods, is a result of ongoing national and local economic issues, including uncertainties regarding the economic downturn and recovery that could have a negative impact on the ability of borrowers to repay loans during 2010. As of September 30, 2010, the allowance for loan losses totaled $2.4 million, or 1.69% of total loans, which increased from $2.3 million, or 1.56% of total loans, as of December 31, 2009.  Nonaccrual loans decreased from $6.8 million at December 31, 2009 to $4.7 million at September 30, 2010. Nonperforming loans, including nonaccrual loans, decreased $3.9 million to $5.5 million over the same period. Management believes that these nonperforming loans are well collateralized, which may significantly reduce the Company’s exposure to losses on the credits.

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

Management has concluded that the allowance for loan losses was adequate at September 30, 2010 to cover probable losses inherent in the Bank’s loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NON-INTEREST INCOME

The Company’s total non-interest income was $1.0 million for the three months ended September 30, 2010 compared to $578,000 for the same period in 2009, an increase of $441,000, or 76.3%. The increase in total non-interest income was due to an increase in gains on loan sales to the secondary market of $209,000 due to increased origination and refinancing volume as interest rates have been at historical low levels for residential mortgages.  The Bank sells most of the mortgage loans it originates. In addition, gains as a result of security sales increased by $260,000 in the third quarter of 2010 compared to the same period in 2009 due to increased sales activity in the current year.  Service charges on deposit accounts decreased $39,000, or 17.7%, compared to the same period last year, which resulted from decreased overdraft charges compared to the prior year. Other income increased $14,000, or 8.2%, compared to the prior year due to an increase in rental income from other real estate owned compared to the same period in 2009.

For the nine months ended September 30, 2010, total non-interest income increased by 8.5% or $182,000 to $2.3 million.  Other income increased $84,000, or 16.9%, primarily due to an increase in rental income from other real estate owned, and gains on the sale of other real estate owned. Securities gains increased $103,000 to $341,000 compared to the prior year.  Also, gains on loan sales to the secondary market increased $63,000 to $427,000 compared to 2009, due to increased origination and refinancing volume. Service charges on deposit accounts decreased by $63,000, or 10.1%, due to lower overdraft volume.

NON-INTEREST EXPENSE

The Company’s total non-interest expense increased by $300,000 to $2.5 million for the three months ended September 30, 2010, compared to $2.2 million for the same period in 2009.  Salaries and employee benefits, the largest component of non-interest expense, increased by $67,000, or 6.0%, to $1.2 million.  In addition, professional fees expense increased by $22,000, occupancy expense increased by $91,000, other real estate owned expenses increased by $99,000, and other expenses increased by $48,000, compared to the same period in the prior year. Other real estate owned expenses increased due to an increase in repossessed properties in the current year. Occupancy expense increased by $91,000 over the prior year, primarily due to an impairment charge of $81,000 that was recorded for a former branch facility during the third quarter of 2010. Other expenses increased by $48,000 in the current year, partially due to a $20,000 increase in amortization of mortgage servicing assets as the serviced portfolio refinanced in the low rate environment during the third quarter. In addition, income tax expense decreased $27,000 to $136,000 in the third quarter of 2010 compared to the same period in 2009.

For the nine months ended September 30, 2010, total non-interest expense increased $728,000 to $7.2 million, or 11.2%, compared to the prior year period.  Salaries and employee benefits increased $151,000, or 4.5%, to $3.5 million.  Increases in professional fees expense of $31,000, other real estate owned expenses of $271,000, other expenses of $141,000, insurance expense of $64,000 and occupancy and equipment expenses of $90,000 were partially offset by a decrease in data processing expense of $20,000. Insurance expense increased by $64,000 compared to the prior year due to an expected increase in the FDIC insurance assessment rate for 2010. Other real estate owned expenses increased due to an increase in repossessed properties in the current year. Other expenses increased by $141,000 over the prior year due to an impairment charge of $129,000 regarding an investment security that was taken during the second quarter of 2010. Occupancy expense increased by $90,000 over the prior year due to an impairment charge of $81,000 that was recorded for a former branch facility during the third quarter of 2010.  In addition, income tax expense decreased $299,000 to $146,000 in 2010 compared to the same period in 2009.

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

The Company’s most liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2010, cash and cash equivalents totaled $58.6 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities and certificates of deposit held at other financial institutions maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available-for-sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

The following table discloses contractual obligations and commercial commitments of the Company as of September 30, 2010 (dollars in thousands):

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$24,155	$10,966	$2,040	$2,459	$8,690
Federal Home Loan Bank advances	2,000	2,000	—	—	—
Data processing contract payable	668	223	445	—	—
Standby letters of credit(1)	337	337	—	—	—

	$27,160	$13,526	$2,485	$2,459	$8,690

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

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of 2010, there have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting or disclosure controls.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

Date: November 12, 2010	/S/ Joachim J. Brown
Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	/S/ Vincent G. Easi
Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)