Form 10-K
period 2010-12-31
FIRST OTTAWA BANCSHARES INC
filed 2011-03-30
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission file number:  000-30495

FIRST OTTAWA BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

701-705 LaSalle Street Ottawa, Illinois	61350
(Address of Principal Executive Offices)	(ZIP Code)

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
Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2010, the last business day of the Company’s most recently completed second fiscal quarter, was $35,444,520.

645,988 shares of common stock were outstanding as of March 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s 2010 Annual Report to Shareholders is incorporated by reference in Parts II and IV, and the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011 is incorporated by reference in Part III.

Except for those portions of the 2010 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I
Item 1.	Business.

General

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, The First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation.  The Company was organized as a Delaware corporation in 1999.  As of December 31, 2010, the Company had total assets of $285.8 million, total deposits of $258.6 million, net loans, including loans held for sale, of $138.3 million and total Shareholders’ equity of $23.0 million.  For the year ended December 31, 2010, the Company had interest income of $11.2 million and a net loss of $2.1 million, which amounted to a basic and diluted net loss per share of $3.25.

The Company conducts a general banking business embracing most of the services, both commercial and consumer, which banks may lawfully provide, including the following principal services:  the acceptance of deposits for demand, savings, and time accounts and the servicing of such accounts; commercial, agricultural, consumer, and real estate lending, including installment loans, personal lines of credit, and overdraft protection; trust operations; farm management; safe deposit operations; and an extensive variety of additional services tailored to the needs of individual customers, including the sale of gift cards, cashier’s checks, and foreign currency and other special services.  Loans, both commercial and consumer, are provided on either a secured or unsecured basis to corporations, partnerships, and individuals.  Commercial lending covers such areas as business, industry, capital, agriculture, inventory, and real estate, with the latter including residential properties.  Consumer loans, including installment and other types of loans, are made for a variety of purposes, including automobile purchases, recreational vehicle purchases, and consumer goods.

Market Area

The Company is located in north-central Illinois, with corporate offices in Ottawa, Illinois in LaSalle County, approximately 80 miles southwest of Chicago.  All branches, including Streator, LaSalle County; Morris and Minooka, Grundy County; and Yorkville, Kendall County, are located in Illinois within 45 miles of the corporate offices.  Ottawa, Morris, and Yorkville are the county seats of their respective counties, all with associated governmental offices and workforce.  Ottawa and Streator are the principal cities of the 5th largest Micropolitan Statistical Area in the United States, by population, as determined by the 2000 U.S. census. The population concentration in the Company’s market areas, which is larger than many metropolitan areas, has added to interest in the region for developers and those exploring relocation or expansion. The market areas are served by major transportation routes, Interstates 80, 88, 39, and 55, as well as rail, and the Illinois River waterway system. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

The Company’s market area incorporates diverse economic sectors, including agriculture,

transportation, industry, and mining, primarily mining of high quality silica sand. The sand deposits have encouraged extensive glass manufacturing activity in the area.  The various economies in these market areas are generally expanding with development, both commercial and residential, due in part to relatively inexpensive real estate costs and the proximity to the metropolitan urban and suburban concentrations in the Chicago, Naperville, and Joliet corridor.  The central location, transportation routes, and lack of congestion also make the area desirable for distribution and warehousing operations.  The Illinois River waterway provides preferable market opportunities and pricing for the agricultural sector.  The unusual geographic terrain and parklands have spurred tourism in the area, which attracts in excess of one million visitors per year.

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

Sixteen loan officers have the authority to handle all lending activities of the Company. Each lending officer has authority to approve extensions of credit up to their individual lending limit.  The Company has an Officers Loan Committee (consisting of Loan Officers, the Chief Lending Officer, and the President of the Bank) which approves loans of up to $1,000,000.  All loans between $1,000,000 and $2,000,000 are sent to the Director’s Loan Committee for approval.  The Director’s Loan Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans, as well as  formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs. All loans in excess of $2,000,000 are reviewed and approved by the entire Board of Directors.  The Board of Directors also is responsible for directing and supervising the Director’s Loan Committee, policy review, and oversight of the loan and investment functions of the Company.  The Board of Directors also monitors the adequacy of the Company’s loan loss reserves.

Loan Portfolio Composition.  The Company’s gross loan portfolio, including loans held for sale, totaled $141.7 million at December 31, 2010, representing 54.8% of the Company’s total deposits at that date.  The Company’s loan portfolio at December 31, 2010 included $95.3 million for real estate purposes, $9.5 million for consumer purposes, and $36.9 million for commercial and agricultural purposes.

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

The Company’s strategy in addressing and managing these types of risks is to follow its loan policies and underwriting practices, which include: (i) granting loans on a sound and collectible basis; (ii) investing funds profitably for the benefit of the Company’s Shareholders and the protection of its depositors; (iii) serving the legitimate needs of the community and the Company’s general market area while maintaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; (vi) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies; and (vii) developing and applying adequate collections procedures.

All table amounts throughout the Form 10-K are in thousands except share and per share data. In addition, it should be noted that in such tables, the dollar amounts and loan categories do not conform with the dollar amounts and loan categories (other than in total dollars) in note 4 to the consolidated financial statements due to classification changes in current years for which prior year comparable data is not available.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2010	2009	2008	2007	2006

Real estate loans	$94,357	$103,579	$112,237	$120,581	$102,516

Commercial loans	36,946	34,855	33,632	28,354	39,610

Installment loans, net of unearned income	2,435	2,654	3,772	5,439	7,401

Home equity lines of credit	7,042	8,351	9,721	11,051	11,411

Total loans	140,780	149,439	159,363	165,425	160,938

Allowance for loan losses	(3,363)	(2,334)	(1,612)	(1,588)	(1,463)

Loans, net	$137,417	$147,105	$157,751	$163,837	$159,475

Loans held for sale	$895	$46	$229	$-	$-

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2010 are summarized below:

	One Year or Less	One to Five Years	Over Five Years	Total

Commercial and agricultural	$14,757	$12,641	$9,548	$36,946

Construction	8,153	2,033	202	10,388

Total	$22,910	$14,674	$9,750	$47,334

At December 31, 2010, of the $96.9 million in total loans that mature in more than one year, $68.1 million, or 70.3%, bear interest at fixed rates and $28.8 million, or 29.7%, bear interest at variable rates.

Consumer Loans.  The Company makes consumer loans for various purposes, including home equity lines of credit, personal, family, and nonbusiness reasons such as automobile and recreational vehicle purchases, on both a direct and indirect basis.  Consumer loans totaled approximately $9.5 million at December 31, 2010, or approximately 6.7% of the Company’s total loan portfolio.  Approximately 11.4% of the Company’s consumer loans were automobile loans, and of these loans, approximately 14.9% were made indirectly by the Company through automobile dealers.  At December 31, 2010, the Company had no consumer loans past due in excess of 90 days.

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

Commercial, Agricultural, and Real Estate Lending.

Real Estate Lending. The Company’s primary real estate lending consists of commercial real estate loans with a small portion in residential and agricultural real estate loans.  Real estate loans at December 31, 2010 totaled approximately $95.3 million or approximately 67.0% of the Company’s total loan portfolio.  All borrowers requesting a real estate loan are required to submit an application which is reviewed by the lending officer.  A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted.  Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 70% to 80% of the lesser of the appraised value or the purchase price of the property securing the loan.  Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher.  With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing.  Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed below for commercial and agricultural non-real estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan.  The Company’s fixed-rate loans with biweekly payments account for approximately 41.9% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25-year loans in approximately 18.9 years.  The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors.  These loans are underwritten to meet all Freddie Mac requirements.  The Company retains servicing rights on loans sold into the secondary market.  At December 31, 2010, mortgage loans serviced for the secondary market totaled approximately $42.1 million.

At December 31, 2010, the Company had two residential real estate mortgage loans  totaling $169,000 that were past due in excess of 90 days, and 17 commercial real estate loans totaling $6.3 million that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

Commercial and Agricultural.  At December 31, 2010, the Company’s commercial and agricultural loans totaled $36.9 million, or approximately 26.2% of the total loan portfolio of the Company.  The majority of agricultural and commercial non-real estate loans are written for one to five years. These loans may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. Fixed rates are established by the Company’s management after considering the cost of funds to the Company as well as the rates of competing institutions.  The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal.  Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary from monthly, quarterly, semi-annually, and annually.  At December 31, 2010, the Company had five commercial non-real estate loans totaling $2.1 million that were past due in excess of 90 days. There were no agricultural non-real estate loans at December 31, 2010 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

All commercial and agricultural borrowers, both existing and new, are required by a Company policy to provide the company with a current financial statement no older than one year.  Borrowers also are required to provide the Company with recent tax returns and pro forma projections.  Using certain computer programs and the data supplied by borrowers, the loan officers produce additional financial information utilized in analyzing the loans and the borrowers.  The general nature of the collateral securing the Company’s commercial and agricultural loans consists of equipment, farm products, crops, inventory, chattel paper, accounts receivable, and general intangibles.  The Company’s loan-to-value ratio with respect to agricultural and commercial non-real estate loans averages 50% to 75% of the value of the collateral securing the loan.

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

At December 31, 2010, the Company had 13 loans delinquent for 30 to 89 days in an aggregate principal amount of $2.0 million, representing 1.4% of the total loan portfolio.  At December 31, 2010, the Company had 24 loans totaling $8.8 million delinquent for 90 or more days.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.  Interest on these loans is credited to income only when the collection of principal is reasonably assured and only to the extent interest payments are received.  If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status.  At December 31, 2010, there were 19 loans totaling $8.3 million, on nonaccrual status.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2010	2009	2008	2007	2006

Nonaccrual loans	$8,324	$6,809	$965	$1,163	$362

Loans 90 days past due and still accruing interest	516	2,583	2,098	701	305

Other real estate owned	3,005	1,898	310	325	118

Total nonperforming assets	$11,845	$11,290	$3,373	$2,189	$785

Nonperforming loans as a percentage of total loans	6.28%	6.28%	2.11%	1.13%	.49%

Nonperforming assets as a percentage of total assets	4.14	3.98	1.23	.81	.28

Nonperforming loans as a percentage of the allowance for loan losses	262.86	402.40	209.24	117.38	48.59

Loans are placed in nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection.  At December 31, 2010, there were no other impaired loans with specific reserve allocations classified as problem loans that were not included above.  Management also maintains a report on loans requiring attention that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee.  The total of loans requiring attention, including nonperforming loans, as of December 31, 2010 was $20.5 million.

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

In connection with assessing the allowance, loss factors are applied to various pools of outstanding loans.  The Company segregates the loan portfolio according to risk characteristics (i.e., commercial, construction and land development, agricultural, residential, consumer, etc.) and risk gradings.  Loss factors are derived using the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  As needed, loans are individually evaluated for impairment and specific reserves are allocated in accordance with generally accepted accounting principles.

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

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans decreased by $552,000 in 2010 after increasing by $6.3 million during 2009.  Management considered this information along with other portfolio trends when considering the adequacy of the allowance for loan losses at December 31, 2010 to absorb probable losses on existing loans. At December 31, 2010, the balance in the allowance for loan losses was $3.4 million, or 2.39% of gross loans outstanding.  Management has concluded that the allowance for loan losses was adequate at December 31, 2010, to cover probable losses on existing loans. However, there can be no assurance that the allowance for loan losses is adequate to cover all losses in the loan portfolio.

The Company had 14 properties valued at a total of $3.0 million, resulting from foreclosure, classified as other real estate owned at December 31, 2010. Other real estate owned is generally carried at the lower of cost or the fair value less the estimated cost to sell at the date of foreclosure.

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

Loan loss experience for the five years ended December 31, 2010 is summarized as follows:

	2010	2009	2008	2007	2006

Balance of the allowance for loan losses at beginning of year	$2,334	$1,612	$1,588	$1,463	$1,344
Charge-offs
Real Estate	4,698	434	77	16	2
Commercial	177	227	41	67	34
Installment	6	23	89	55	81
Total charge-offs	4,881	684	207	138	117

Recoveries
Real Estate	127	1	1	-	1
Commercial	24	31	16	56	9
Installment	19	44	44	27	46
Total recoveries	170	76	61	83	56
Net charge-offs	4,711	608	146	55	61
Provision	5,740	1,330	170	180	180

Balance at end of year	$3,363	$2,334	$1,612	$1,588	$1,463

Net charge-offs to average total loans	3.31%	.41%	.09%	.03%	.04%
Allowance for loan losses to total loans at year-end	2.39	1.56	1.01	.96	.91

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	-----2010-----		-----2009-----		-----2008-----		-----2007-----		-----2006-----
	Amount	Percent of Total Allowance	Amount	Percent of Total Allowance	Amount	Percent of Total Allowance	Amount	Percent of Total Allowance	Amount	Percent of Total Allowance

Real estate loans	$2,724	81.0%	$1,679	71.9%	$1,196	74.2%	$1,179	74.2%	$253	17.3%

Commercial and agricultural loans	577	17.2	553	23.7	336	20.8	248	15.6	633	43.3

Installment loans	31	.9	32	1.4	51	3.2	74	4.7	97	6.6

Unallocated	31	.9	70	3.0	29	1.8	87	5.5	480	32.8

Balance at end of year	$3,363	100.0%	$2,334	100.0%	$1,612	100.0%	$1,588	100.0%	$1,463	100.0%

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

Approximately $2.1 million of the States and political subdivisions bonds held at December 31, 2010 are callable at the option of the issuer, which represent limited prepayment risk to the Company.

As of December 31, 2010, the Company had approximately $16.1 million invested in municipalities located within LaSalle County, Illinois.

Securities Portfolio

The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2010.

	One Year or Less	Weighted Average Yield	One to Five Years	Weighted Average Yield	Five to Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasury securities	$1,538	.98%	$2,040	.70%	$-	-%	$-	-%	$3,578	.82%
U.S. Government agencies	1,209	2.67	24,336	1.52	-	-	-	-	25,545	1.58
States and political subdivisions	5,018	2.72	6,848	3.51	4,912	5.49	1,190	4.96	17,968	3.96
Mortgage-backed securities and collateralized obligations (1)	57	3.51	1,559	4.53	197	7.63	-	-	1,813	4.40
Corporate bonds	-	-	1,831	2.07	-	-	-	-	1,831	2.07
Equity securities	14	N/A	-	-	-	-	-	-	14	N/A

Total securities	$7,836	2.39%	$36,614	2.00%	$5,109	5.58%	$1,190	4.96%	$50,749	2.51%

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

The following table shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate

Noninterest-bearing demand deposits	$33,453	12.9%	-%	$34,035	13.3%	-%	$33,961	14.0%	-%
Interest-bearing demand and money market accounts	123,801	47.8	.19	116,570	45.7.	34	95,138	39.2	1.07
Savings accounts	26,450	10.2	.19	24,118	9.5	.34	22,739	9.4	.51
Time deposit accounts	75,558	29.1	2.52	80,246	31.53.2	3.27	90,715	37.4	3.86

	$259,262	100.0%	.84%	$254,969	100.0%	1.22%	$242,553	100.0%	2.24%

The distribution of the major components of deposits as of December 31, 2010 and 2009 is summarized in the balance sheets included in the 2010 consolidated financial statements, which consolidated financial statements are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2010:

	Balance	Percentage
Maturity
Three months or less	$10,501	33.3%
Over three months to six months	3,490	11.1
Over six months to one year	5,042	16.0
Over one year	12,490	39.6

Total	$31,523	100.0%

Borrowings

The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Total borrowings decreased to $2.0 million in 2010 as a result of $2.0 million in Federal Home Loan Bank advances being repaid in 2010. There were no outstanding securities sold under agreements to repurchase during 2010 or 2009.

Trust

The Company’s trust department primarily services LaSalle County and surrounding counties.  At December 31, 2010, the trust department had 351 accounts under management, 174 of which were discretionary accounts.  The trust department provides a full complement of asset management services for personal trusts, estates, and agencies.  At December 31, 2010, the trust department had assets under management of approximately $100.0 million, of which $76.6 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services.  At December 31, 2010, the department managed 44 farms.  The department manages or directs approximately 6,214 acres of farmland in LaSalle County, Illinois and surrounding counties.

Competition

The Company has active competition in all product and service areas in which it presently engages.  The Company not only competes for commercial and individual deposits, loans, and trust business with other LaSalle, Grundy, and Kendall County, Illinois banks, but also with savings and loan associations, credit unions, and other financial service companies located in and around LaSalle, Grundy and Kendall Counties.  Many of these competitors may not be subject to the same regulatory restrictions as the Company. There are approximately 18 commercial banks and six savings institutions with offices in LaSalle County, 10 commercial banks and three savings institutions in Grundy County, and 19 commercial banks and one savings institution in Kendall County.  In addition there are 10 credit unions located in the same county markets. The principal methods of competition in the banking and financial services industry are quality of services to the customer; ease of access to services; and pricing of services, including interest rates paid on deposits, interest rates charged on borrowings, and fees charged for fiduciary services. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

Employees

As of December 31, 2010, the Company had 92 employees, consisting of 79 full-time employees and 13 part-time employees.  The Company’s employees are not subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases

No common stock was repurchased during 2010 or 2009.

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

SUPERVISION AND REGULATION
General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules may be significant, and cannot be predicted with a high degree of certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than Shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.   In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury Department to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Moreover, Congress recently enacted fundamental reforms to our bank regulatory framework, the majority of which will be implemented over time by various regulatory agencies, making their impact difficult to predict.  See “—Financial Regulatory Reform” below.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years.  It is not clear what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international

Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will likely have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels.  As indicated above, the Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. The Company has not issued trust preferred securities and, as a result of the Dodd-Frank Act, it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan and lease losses.

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “- The Company - Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, will have to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination.  Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2010: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.  As of December 31, 2010, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Basel III.  The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.  As agreed to,

Basel III would require, among other things: (i) an increase in minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of Total Capital, from the current level of 8% to 10.5%.  Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to be phased in from January 2016 until January 1, 2019. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions and prudential filters, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018.  Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies, including the Federal Reserve and OCC, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Although the Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

The Company

General.  The Company, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Importance of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The Company has not elected to operate as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

Emergency Economic Stabilization Act of 2008. Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The Company did not participate in the CPP.

Dividend Payments. The Company’s ability to pay dividends to its Shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, as a bank holding company, the Company’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require the Company to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of our earnings, capital adequacy and financial condition.  In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to Shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give Shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow

Shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the Company is publicly traded.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 31, 2009, the Bank paid the FDIC $1.6 million in prepaid assessments.  An institution’s prepaid assessments were calculated based on the institution’s actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5 percent annual growth rate through the end of 2012.

The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to

January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2010, the Bank paid supervisory assessments to the OCC totaling $86,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.  As of December 31, 2010, no retained net income was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the

Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal Shareholders of the Company and to “related interests” of such directors, officers and principal Shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments effective as of the day after its enactment, July 22, 2010.

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

Transaction Account Reserves.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating more than $10.7 million to $58.8 million, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $58.8 million, the reserve requirement is $1.443 million plus 10% of the aggregate amount of total transaction accounts in excess of $58.8 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services will change on July 21, 2011.  In this regard, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (the “Bureau”) with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Federal and state laws further impact mortgage foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process.  Legislation has been introduced in the U.S. Senate that would amend the Bankruptcy Code to permit bankruptcy courts to compel servicers and homeowners to enter mediation before initiating foreclosure. While legislation compelling loan modifications in Chapter 13 bankruptcies was approved by the House in 2010, the legislation was not approved by the Senate, and the requirement was not included in the Dodd-Frank Act or any other legislative or regulatory reforms. The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

Illinois has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud.  Attorney General Lisa Madigan proposed a foreclosure bill in November 2010, which would require banks, among other requirements, to: (i) comply with applicable federal, State, local or contractual loss mitigation program, and if no program results in a modification, the bank must review the mortgage under the other programs utilized by the bank; (ii) prove that the affiant has personal knowledge of the facts; (iii) produce detailed affidavits on efforts to find missing notes; (iv) provide a loss mitigation affidavit describing steps a bank took to assess a mortgage loan's eligibility for modification under designated federal programs.  Proceedings must be stayed until the court determines that a lender has complied with these requirements.  The Bank cannot predict whether such legislation will be passed or the impact, if any, it would have on the Bank’s business.  In the meantime, the DFPR released a press release on December 14, 2010 seeking voluntary compliance from Illinois lenders and loan servicers to a 9-point affidavit plan to ensure the integrity of foreclosure affidavits.

Item 1.A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1.B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Company’s main office is located at 701-705 LaSalle Street, Ottawa, Illinois.  The building is comprised of approximately 15,000 square feet.  The main office building is a two-story structure constructed principally of masonry which was opened in 1865.  The Company also operates eight branch office facilities. A limited service branch, which contains eight drive-thru lanes, is located at 300 West Madison Street, Ottawa, Illinois, a loan production office is located at 426 Mondamin Street, Unit 1, Minooka, Illinois, and six full-service branches are located at 601 State Street, Ottawa, Illinois; 2771 North Columbus Street, Ottawa, Illinois; 1771 North Division Street, Morris, Illinois; 2324 North Bloomington Street, Streator, Illinois; 409 East Bridge Street, Streator, Illinois; and 1459 Cannonball Trail, Yorkville, Illinois. The main banking office and branch offices are owned by the Company in fee and are unencumbered. The loan production office space was leased for a three year term expiring in 2009, with renewal options for 2010 and 2011. The Company renewed the lease for 2011.

Item 3.	Legal Proceedings.

The Company is from time to time a party to legal proceedings in the ordinary course of business that are incidental to the business of banking. Neither the Company nor the Bank is engaged in any legal proceedings of a material nature as of the date of this Form 10-K.

Item 4.	[Reserved]

PART II

Item 5.	Market For Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Price Range of Common Stock” on page 55 of the 2010 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.  See “Business – Supervision and Regulation – The Company – Dividends” and “Business - Supervision and Regulation – The Bank – Dividends” for a more detailed description of these limitations.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 2010 through October 31, 2010	0	0	0	0
November 1, 2010 through November 30, 2010	0	0	0	0
December 1, 2010 through December 31, 2010	0	0	0	0
Total	0	0	0	0

Item 6.	Selected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” on page 1 of the 2010 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 9 of the 2010 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 10 of the 2010 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth on pages 14 through 54 of the 2010 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) are incorporated herein by reference:

The portions of the 2010 Annual Report to Shareholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods indicated.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a–15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2010 based on the criteria specified.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

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

The information set forth under the captions “Corporate Governance and the Board of Directors,” “Executive Compensation” and “Director Compensation” of the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2010 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security shareholders	74,440	$68.10	68,900
Equity compensation plans not approved by security shareholders	0	0	0
Total	74,440	$68.10	68,900

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and “Election of Directors” of the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

	2.	Financial Statement Schedules
Not applicable.

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

		3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc.

		3(ii)	By-Laws of First Ottawa Bancshares, Inc.

		10.1	Employment Agreement for J. Brown*

		10.2	Amendment No. 1 to Employment Agreement for J. Brown*

		10.3	Amendment No. 2 to Employment Agreement for J. Brown*

		10.4	Employment Agreement for D. Harris*

		10.5	Amendment No. 1 to Employment Agreement for D. Harris*

		10.6	Employment Agreement for P. Fayhee*

		10.7	Amendment No. 1 to Employment Agreement for P. Fayhee*

		10.8	Employment Agreement for V. Easi*

		10.9	Amendment No. 1 to Employment Agreement for V. Easi*

		10.10	Executive Officer Bonus Plan*

		10.11	Stock Incentive Plan

		10.12	Summary of Director Fees

		10.13	Form of Supplemental Nonqualified Retirement Agreement

		13.1	2010 Annual Report to Shareholders

		21.1	Subsidiaries

		31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.

By:	/s/ Joachim J. Brown
Joachim J. Brown, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Vincent G. Easi
Vincent G. Easi, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joachim J. Brown	Director and President/	March 30, 2011
Joachim J. Brown	Chief Executive Officer

/s/ Bradley J. Armstrong	Director	March 30, 2011
Bradley J. Armstrong

/s/ John L. Cantlin	Director	March 30, 2011
John L. Cantlin

/s/ Thomas E. Haeberle	Director	March 30 2011
Thomas E. Haeberle

/s/ Donald J. Harris	Director and Executive	March 30, 2011
Donald J. Harris	Vice President, Chief Operating
Officer

/s/ Thomas P. Rooney	Director	March 30, 2011
Thomas P. Rooney

/s/ William J. Walsh	Director	March 30, 2011
William J. Walsh

/s/ Brian P. Zabel	Director	March 30, 2011
Brian P. Zabel

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)	Form 10-K for the year ended 12/31/2002
3(ii)	By-Laws of First Ottawa Bancshares, Inc.	Form 8-K dated 2/11/2011
10.1	Employment Agreement for J. Brown	Form 10-K for the year ended 12/31/2002
10.2	Amendment No. 1 to Employment Agreement for J. Brown	Form 10-K for the year ended 12/31/2009
10.3	Amendment No. 2 to Employment Agreement for J. Brown	Form 10-K for the year ended 12/31/2009
10.4	Employment Agreement for D. Harris	Form 8-K dated 6/10/2005
10.5	Amendment No. 1 to Employment Agreement for D. Harris	Form 10-K for the year ended 12/31/2009
10.6	Employment Agreement for P. Fayhee	Form 8-K dated 6/10/2005
10.7	Amendment No. 1 to Employment Agreement for P. Fayhee	Form 10-K for the year ended 12/31/2009
10.8	Employment Agreement for V. Easi	Form 8-K dated 10/10/2007
10.9	Amendment No. 1 to Employment Agreement for V. Easi	Form 10-K for the year ended 12/31/2009
10.10	Executive Officer Bonus Plan	Form 10-K for the year ended 12/31/2002
10.11	Stock Incentive Plan	Form S-8 dated 8/1/03
10.12	Summary of Director Fees	Form 10-K for the year ended 12/31/2004
10.13	Form of Supplemental Nonqualified Retirement Agreement	Form 10-K for the year ended 12/31/2004

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
13.1	2010 Annual Report to Shareholders		X
21.1	Subsidiaries		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X