Form 10-Q
period 2011-03-31
FIRST OTTAWA BANCSHARES INC
filed 2011-05-13
CIK 1099668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ____________ to ______________

Commission file number 005-57237

FIRST OTTAWA BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

701 LaSalle Street	61350
Ottawa, Illinois	(ZIP Code)
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)                                         Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:  As of May 13, 2011, the registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

3.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$10,118	$17,087
Interest-bearing time deposits in financial institutions	49,668	54,837
Securities available for sale	53,760	50,749
Loans held for sale	320	895
Loans, net of allowance for loan losses of $3,551 and $3,363	135,936	137,417
Premises and equipment, net	7,681	7,771
Goodwill	2,446	2,446
Core deposit intangible	324	361
Other real estate owned, net	2,597	3,005
Cash surrender value of life insurance	3,744	3,679
Accrued interest receivable and other assets	7,554	7,548

Total assets	$274,148	$285,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing demand	$35,782	$36,206
Interest-bearing demand	89,968	101,890
Money market savings	19,316	19,147
Savings	29,436	26,559
Certificates and other time deposits of $100,000 or more	29,694	31,523
Other certificates and time deposits	44,749	43,270
Total deposits	248,945	258,595

Borrowings	—	2,000
Other liabilities	2,208	2,233
Total liabilities	251,153	262,828

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1 par value authorized and unissued – 20,000 shares	—	—
Common stock – $1 par value, 1,000,000 shares authorized and 753,734 issued	754	754
Additional paid-in capital	4,764	4,736
Retained earnings	24,384	24,253
Treasury stock, at cost – 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive loss	(608)	(477)
Total shareholders’ equity	22,995	22,967

Total liabilities and shareholders’ equity	$274,148	$285,795

See accompanying notes to condensed consolidated financial statements.

4.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months ended March 31, 2011 and 2010
(In thousands, except share and per share data)
(Unaudited)

	2011	2010
Interest and Dividend Income
Loans, including fees	$2,064	$2,197
Securities available for sale
Taxable	218	204
Exempt from federal income tax	113	198
Interest-bearing deposits with financial institutions	258	255
Other	9	6
Total interest and dividend income	2,662	2,860

Interest Expense
Interest-bearing demand deposits	26	53
Money market savings accounts	6	14
Savings deposits	7	16
Time deposits	393	511
Borrowings	5	21
Total interest expense	437	615

NET INTEREST INCOME	2,225	2,245
Provision for loan losses	300	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,925	1,975

Noninterest Income
Service fees	144	195
Trust and farm management fees	135	135
Mortgage servicing income, net	51	62
Net realized gains (losses) on available for sale securities	(10)	26
Other	182	181
Total noninterest income	502	599

Noninterest Expense
Salaries and employee benefits	1,164	1,154
Occupancy and equipment	311	306
Data processing fees	132	125
Insurance	138	171
Professional fees	112	125
Amortization of core deposit intangible	37	37
Other real estate owned, net	206	72
Other	243	223
Total noninterest expense	2,343	2,213

INCOME BEFORE INCOME TAXES	84	361

Income tax expense (benefit)	(47)	53

NET INCOME	$131	$308

Earnings per share – basic	$0.20	$0.48
Earnings per share – diluted	$0.20	$0.48

Average shares outstanding	645,988	645,988

See accompanying notes to condensed consolidated financial statements.

5.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months ended March 31, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance at January 1, 2011	$754	$4,736	$24,253	$(6,299)	$(477)	$22,967

Net income	—	—	131	—	—	131

Unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(131)	(131)

Comprehensive income						—

Stock options vested	—	28	—	—	—	28

Balance at March 31, 2011	$754	$4,764	$24,384	$(6,299)	$(608)	$22,995

Balance at January 1, 2010	$754	$4,603	$26,871	$(6,299)	$49	$25,978

Net income	—	—	308	—	—	308

Unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(160)	(160)

Comprehensive income						148

Stock options vested	—	31	—	—	—	31

Balance at March 31, 2010	$754	$4,634	$27,179	$(6,299)	$(111)	$26,157

See accompanying notes to condensed consolidated financial statements.

6.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131	$308
Items not requiring (providing) cash
Provision for loan losses	300	270
Depreciation and amortization	141	139
Premium amortization on securities, net	131	86
Derivative valuation adjustment	—	(3)
Loans originated for sale	(2,751)	(2,741)
Proceeds from the sale of loans	3,389	2,490
Gains on sales of loans held for sale	(63)	(78)
(Gains) losses on sales of securities, net	10	(26)
Writedowns and loss on sales of other real estate owned	146	—
Stock options vested	28	31
Change in interest receivable and other assets	(3)	376
Change in interest payable and other liabilities	143	(140)
Net cash provided by operating activities	1,602	712

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	422	—
Proceeds from maturities, calls, and paydowns of securities available for sale	1,527	12,860
Purchases of securities available for sale	(5,300)	(4,005)
Proceeds from maturities of interest-bearing time deposits	5,169	3,591
Net change in loans receivable	985	2,822
Proceeds from sales of other real estate owned	458	—
Net purchases of premises and equipment	(14)	(28)
Net cash provided by investing activities	3,247	15,240

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(9,650)	(13,802)
Repayment of borrowings	(2,000)	(2,000)
Dividends paid	(168)	(401)
Net cash used in financing activities	(11,818)	(16,203)

Net change in cash and cash equivalents	(6,969)	(251)

Cash and cash equivalents at beginning of period	17,087	17,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,118	$17,670

See accompanying notes to condensed consolidated financial statements.

7.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements of First Ottawa Bancshares, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2010 filed with the Securities and Exchange Commission.  The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, The First National Bank of Ottawa (the “Bank”), operates as a full service community bank. First Ottawa Financial Corporation, a wholly owned subsidiary of the Bank, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2011	2010

Net income (in thousands)	$131	$308
Weighted average shares outstanding	645,988	645,988
Effect of dilutive securities:
Stock options	—	1,627
Shares used to compute diluted earnings per share	645,988	647,615

Earnings per share (not stated in thousands):

Basic	$0.20	$0.48
Diluted	0.20	0.48

A total of 74,440 and 53,406 options for the three month periods ended March 31, 2011 and 2010, respectively, are not included in the above calculations as they are non-dilutive.

8.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the Company’s capital ratios were:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
Total capital to risk weighted assets:
Consolidated	$22,249	13.0%	$13,654	8.0%	N/A	N/A
First National Bank of Ottawa	22,027	12.9	13,646	8.0	$17,057	10.0%

Tier I capital to risk weighted assets:
Consolidated	$20,099	11.8%	$6,827	4.0%	N/A	N/A
First National Bank of Ottawa	19,877	11.7	6,822	4.0	$10,234	6.0%

Tier I capital to average assets:
Consolidated	$20,099	7.3%	$10,958	4.0%	N/A	N/A
First National Bank of Ottawa	19,877	7.3	10,954	4.0	$13,693	5.0%

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
Total capital to risk weighted assets:
Consolidated	$22,269	12.7%	$14,054	8.0%	N/A	N/A
First National Bank of Ottawa	22,048	12.6	14,001	8.0	$17,502	10.0%

Tier I capital to risk weighted assets:
Consolidated	$20,067	11.4%	$7,027	4.0%	N/A	N/A
First National Bank of Ottawa	19,846	11.3	7,001	4.0	$10,501	6.0%

Tier I capital to average assets:
Consolidated	$20,067	6.6%	$12,176	4.0%	N/A	N/A
First National Bank of Ottawa	19,846	6.5	12,171	4.0	$15,214	5.0%

9.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 3 – CAPITAL RATIOS (Continued)

At the dates indicated, the Company and the Bank met the requirements to be categorized as well capitalized under general minimum regulatory requirements, and management is not aware of any conditions or events that would change the Company’s or Bank’s categories.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses a fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS) to fix the interest rate on a specific certificate of deposit product.  At March 31, 2011, the Company had $3.6 million of certificates of deposit, which mature in 2011 through 2016, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index.  This interest received from BDFS will be paid to the customer.  The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011

U. S. Treasury	$3,545	$17	$—	$3,562
Federal agencies	25,620	172	(275)	25,517
State and municipal	21,631	193	(561)	21,263
Corporate obligations	1,790	31	—	1,821
Mortgage–backed securities and collateralized mortgage obligations	1,489	93	—	1,582
Marketable equity securities	16	2	(3)	15

Total investment securities	$54,091	$508	$(839)	$53,760

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010

U. S. Treasury	$3,564	$14	$—	$3,578
Federal agencies	25,693	174	(322)	25,545
State and municipal	18,087	275	(394)	17,968
Corporate obligations	1,807	24	—	1,831
Mortgage–backed securities and collateralized mortgage obligations	1,717	96	—	1,813
Marketable equity securities	15	2	(3)	14

Total investment securities	$50,833	$585	$(719)	$50,749

10.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 5 – SECURITIES AVAILABLE FOR SALE (Continued)

As of March 31, 2011 and December 31, 2010, the Company had approximately $16.2 million and $16.1 million, respectively, invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $31.7 million and $42.6 million, were pledged at March 31, 2011 and December 31, 2010, respectively, to secure trust and public deposits, and for other purposes as required or permitted by law.

The amortized cost and fair value of contractual maturities of securities available for sale at March 31, 2011 were as follows.  Securities not due at a single maturity date, primarily mortgage–backed and equity securities, are shown separately.

	Amortized Cost	Fair Value

Within one year	$8,465	$8,510
One to five years	37,745	37,615
Five to ten years	3,336	3,323
After ten years	3,040	2,715
	52,586	52,163
Mortgage–backed securities and collateralized mortgage obligations	1,489	1,582
Marketable equity securities	16	15

Totals	$54,091	$53,760

Information regarding realized gains and losses on sales of securities available for sale as of March 31, 2011 and 2010 follows:

	2011	2010

Gross gains	$—	$26
Gross losses	(10)	—
Tax expense	(3)	9

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2011 and December 31, 2010 was $25.5 million and $20.5 million, respectively, which was approximately 47.4% and 40.4% of the Company’s available for sale investment portfolio at those dates.  These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.   Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other–than–temporary impairment is identified.

11.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 5 – SECURITIES AVAILABLE FOR SALE (Continued)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2011

Federal agencies	$14,209	$(275)	$—	$—	$14,209	$(275)
State and municipal	11,046	(557)	198	(4)	11,244	(561)
Marketable equity securities	3	(3)	—	—	3	(3)

Total temporarily impaired securities	$25,258	$(835)	$198	$(4)	$25,456	$(839)

December 31, 2010

Federal agencies	$14,189	$(322)	$—	$—	$14,189	$(322)

State and municipal	6,018	$(389)	299	$(5)	6,317	$(394)
Marketable equity securities	2	(3)	—	—	2	(3)

Total temporarily impaired securities	$20,209	$(714)	$299	$(5)	$20,508	$(719)

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of March 31, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Commercial:
Real estate	$41,108	$41,970
Non-real estate	28,046	28,336
Construction and land development	10,471	10,388
Agricultural	26,281	26,982
Residential	31,303	30,669
Consumer	2,278	2,435

Total	$139,487	$140,780

At March 31, 2011 and December 31, 2010, respectively, the Company held $41.1 million and $42.0 million in commercial real estate and $10.5 million and $10.4 million in loans collateralized by construction and development real estate, predominantly in the northern Illinois geographic area.  Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is depressed.

12.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the allowance for loan losses by portfolio segment as of March 31, 2011 and 2010.

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Unallocated	Total

	2011
Allowance for loan losses:
Balances, January 1	$1,515	$577	$633	$79	$497	$31	$31	$3,363
Provision for losses	113	404	(352)	(1)	11	(3)	128	300
Recoveries on loans	—	—	—	—	22	2	—	24
Loans charged off	(76)	(35)	(8)	—	(16)	(1)	—	(136)
Balances, March 31	$1,552	$946	$273	$78	$514	$29	$159	$3,551

	2010
Allowance for loan losses:
Balances, January 1	$906	$553	$380	$83	$310	$32	$70	$2,334
Provision for losses	91	(20)	(4)	(13)	92	(4)	128	270
Recoveries on loans	89	10	—	—	—	3	—	102
Loans charged off	(134)	(6)	(187)	—	(87)	—	—	(414)
Balances, March 31	$952	$537	$189	$70	$315	$31	$198	$2,292

13.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans and the related allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2011.

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Unallocated	Total
Total loans:
Individually evaluated for impairment	$4,501	$5,723	$7,846	$357	$2,170	$3		$20,600
Collectively evaluated for impairment	36,607	22,323	2,625	25,924	29,133	2,275		118,887

Balances, March 31	$41,108	$28,046	$10,471	$26,281	$31,303	$2,278		$139,487

Allowance for loan loss:
Individually evaluated for impairment	$22	$375	$1	$—	$122	$—	$—	$520
Collectively evaluated for impairment	1,530	571	272	78	392	29	159	3,031

Balances, March 31	$1,552	$946	$273	$78	$514	$29	$159	$3,551

14.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans and the related allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2010.

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Unallocated	Total

Total loans:
Individually evaluated for impairment	$4,483	$5,949	$7,922	$534	$1,486	$3		$20,377
Collectively evaluated for impairment	37,487	22,387	2,466	26,448	29,183	2,432		120,403

Balances, December 31	$41,970	$28,336	$10,388	$26,982	$30,669	$2,435		$140,780

Allowance for loan loss:
Individually evaluated for impairment	$48	$4	$377	$—	$97	$—	$—	$526
Collectively evaluated for impairment	1,467	573	256	79	400	31	31	2,837

Balances, December 31	$1,515	$577	$633	$79	$497	$31	$31	$3,363

15.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011.

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial:
Real estate	$1,254	$604	$22	$604	$1
Non-real estate	2,095	2,045	375	2,045	5
Construction and land development	395	239	1	239	—
Agricultural	—	—	—	—	—
Residential	230	230	122	230	—
Consumer	—	—	—	—	—
Total	$3,974	$3,118	$520	$3,118	$6

With no related allowance:
Commercial:
Real estate	$279	$279	$—	$279	$5
Non-real estate	—	—	—	—	—
Construction and land development	5,645	3,766	—	3,766	—
Agricultural	577	357	—	357	—
Residential	258	258	—	258	4
Consumer	—	—	—	—	—
Total	$6,759	$4,660	$—	$4,660	$9

Total:
Commercial:
Real estate	$1,533	$883	$22	$883	$6
Non-real estate	2,095	2,045	375	2,045	5
Construction and land development	6,040	4,005	1	4,005	—
Agricultural	577	357	—	357	—
Residential	488	488	122	488	4
Consumer	—	—	—	—	—
Total	$10,733	$7,778	$520	$7,778	$15

16.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial:
Real estate	$114	$114	$48	$53	$—
Non-real estate	1,905	1,905	4	404	2
Construction and land development	—	—	377	379	—
Agricultural	—	—	—	—	—
Residential	286	286	97	64	2
Consumer	—	—	—	—	—
Total	$2,305	$2,305	$526	$900	$4

With no related allowance:
Commercial:
Real estate	$3,631	$2,033	$—	$1,278	$6
Non-real estate	206	206	—	129	—
Construction and land development	6,032	4,003	—	3,321	—
Agricultural	579	359	—	72	—
Residential	—	—	—	65	—
Consumer	—	—	—	—	—
Total	$10,448	$6,601	$—	$4,865	$6

Total:
Commercial:
Real estate	$3,745	$2,147	$48	$1,331	$6
Non-real estate	2,111	2,111	4	533	2
Construction and land development	6,032	4,003	377	3,700	—
Agricultural	579	359	—	72	—
Residential	286	286	97	129	2
Consumer	—	—	—	—	—
Total	$12,753	$8,906	$526	$5,765	$10

17.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans by class based on current payment and accrual status as of March 31, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due Greater than 90 Days, Still Accruing	Loans on Nonaccrual

	March 31, 2011

Commercial:
Real estate	$4	$935	$1,110	$2,049	$39,059	$41,108	$258	$852
Non-real estate	378	163	1,932	2,473	25,573	28,046	—	1,932
Construction and land development	—	—	4,005	4,005	6,466	10,471	—	4,005
Agricultural	84	—	357	441	25,840	26,281	—	357
Residential	648	528	229	1,405	29,898	31,303	113	116
Consumer	33	—	—	33	2,245	2,278	—	—

Total	$1,147	$1,626	$7633	$10,406	$129,081	$139,487	$371	$7,262

	December 31, 2010

Commercial:
Real estate	$872	$—	$1,717	$2,589	$39,381	$41,970	$143	$1,854
Non-real estate	248	—	2,058	2,306	26,030	28,336	—	2,107
Construction and land development	—	—	4,363	4,363	6,025	10,388	—	4,363
Agricultural	—	—	204	204	26,778	26,982	204	—
Residential	580	313	169	1,062	29,607	30,669	169	—
Consumer	5	—	—	5	2,430	2,435	—	—

Total	$1,705	$313	$8,511	$10,529	$130,251	$140,780	$516	$8,324

18.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The Company categorizes loans into performing or nonperforming categories based on relevant information about the ability of the borrowers to service their debt.  Such ability is determined based on the borrower’s current payment status.  Performing loans are less than 90 days past due on payments owed to the Company.  Nonperforming loans are loans greater than or equal to 90 days past due and still accruing interest, loans on nonaccrual, and/or loans considered to be troubled debt restructurings that are not performing under the modified terms of the loan agreement.  The following table presents total performing and nonperforming loans by class as of March 31, 2011 and December 31, 2010.

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Total

	March 31, 2011

Performing	$39,998	$26,114	$6,466	$25,924	$31,074	$2,278	$131,854
Nonperforming	1,110	1,932	4,005	357	229	—	7,633

Total	$41,108	$28,046	$10,471	$26,281	$31,303	$2,278	$139,487

	December 31, 2010

Performing	$39,973	$26,229	$6,025	$26,778	$30,500	$2,435	$131,940
Nonperforming	1,997	2,107	4,363	204	169	—	8,840

Total	$41,970	$28,336	$10,388	$26,982	$30,669	$2,435	$140,780

As of March 31, 2011 and December 31, 2010, the Company had one loan considered to be a troubled debt restructuring in the amount of $258,000.  This loan was performing as of March 31, 2011 and December 31, 2010.

19.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Securities Available for Sale

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

20.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
(Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available for sale securities:
U.S. Treasuries	$3,562	$—	$3,562	$—
Federal Agencies	25,517	—	25,517	—
State and Municipals	21,263	—	21,263	—
Mortgage-backed securities and collateralized mortgage obligations	1,582	—	1,582	—
Corporate obligations	1,821	—	1,821	—
Equities	15	15	—	—
Interest rate swap agreements – customer CDs	1,133	—	1,133	—
Total assets	54,893	15	54,878	—

Liabilities:
Written call options-customer CDs	(1,133)	—	(1,133)	—

Nonrecurring basis:
Impaired loans	2,598	—	—	2,598

21.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
(Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available for sale securities:
U.S. Treasuries	$3,578	$—	$3,578	$—
Federal Agencies	25,545	—	25,545	—
State and Municipals	17,968	—	17,968	—
Mortgage–backed securities and collateralized mortgage obligations	1,813	—	1,813	—
Corporate obligations	1,831	—	1,831	—
Equities	14	14	—	—
Interest rate swap agreements – customer CDs	1,093	—	1,093	—
Total assets	51,842	14	51,828	—

Liabilities:
Written call options – customer CDs	(1,093)	—	(1,093)	—

Nonrecurring basis:
Impaired loans	1,779	—	—	1,779

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a nonrecurring basis were not significant at March 31, 2011 and December 31, 2010.

Nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include other real estate owned (upon initial recognition or subsequent impairment) and reporting units measured at fair value in the first step of a goodwill impairment test.  At March 31, 2011 and December 31, 2010, other real estate owned measured at fair value was $2,597,000 and $3,005,000, respectively, using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria.  Due to the significance of the unobservable inputs, all other real estate owned values have been classified as Level 3.  Goodwill was evaluated for impairment at December 31, 2010.  No impairment was identified.

22.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2011 and 2010

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
(Continued)

The following methods and assumptions were used to estimate fair values for financial instruments carried on the balance sheet at other than fair value.  The carrying amount is considered to estimate fair value for cash and cash equivalents, deposits with no stated maturity such as demand, NOW, money market and savings deposits, accrued interest receivable and payable, and variable rate loans or deposits.  The fair value of loans held for sale are based on quoted market prices.  For interest-bearing time deposits, fixed rate loans and deposits, or borrowings, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk.  The carrying amount of life insurance approximates fair value as it reflects the policies’ cash surrender values.  The fair value of off–balance–sheet items is based on the fees or cost that would currently be charged to enter into or terminate such agreements and is not material.

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,		December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$10,118	$10,118	$17,087	$17,087
Interest-bearing time deposits in financial institutions	49,668	50,568	54,837	55,805
Securities available for sale	53,760	53,760	50,749	50,749
Loans held for sale	320	320	895	895
Loans, net	135,936	136,938	137,417	136,121
Cash surrender value of life insurance	3,744	3,744	3,679	3,679
Accrued interest receivable	1,436	1,436	1,397	1,397

Liabilities
Deposits with no stated maturities	174,502	174,502	183,802	183,802
Time deposits	74,443	75,635	74,793	76,499
Borrowings	—	—	2,000	2,005
Accrued interest payable	271	271	332	332

NOTE 8 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2010 and March 31, 2010  condensed consolidated financial statements in order to conform to the March 31, 2011 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 13, 2011, which is the date the financial statements were  issued.

23.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Table dollars in thousands) March 31, 2011 and 2010

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses (also known as the “allowance for loan and lease losses”) and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010 for publicly-held companies.  Disclosures that relate to activity during a reporting period will be required for reporting periods beginning January 1, 2011.  The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosure provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010; the adoption did not have a material impact on the Company’s financial position or results of operations.  The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have a material impact on the Company’s financial position or results of operations.  The disclosures related to loans modified in a troubled debt restructuring will be effective for the reporting periods after June 15, 2011, and Management believes the new disclosure requirements will not have a material impact on the Company’s financial position or results of operations.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance will be effective for the reporting periods after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Management believes that adoption of the new guidance will not have a material impact on the Company’s financial position or results of operations.

24.

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

OVERVIEW

The Company is the holding company for the Bank. The Company is headquartered in Ottawa, Illinois and operates four offices in Ottawa, two branches in Streator, a branch in Yorkville, a branch in Morris, and a loan production office in Minooka, Illinois. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

The Company’s principal business is conducted by the Bank, which provides a full range of community-based financial services, including commercial and retail banking to its customers.  The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses.  Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings.  The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio.  Noninterest income consists of service charges on deposit accounts, trust and farm management fee income, securities gains (losses), net mortgage servicing income, and other income.  Noninterest expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other noninterest expenses.

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

The Company’s net income for the three months ended March 31, 2011, was $131,000, or $.20 per common share, compared to net income of $308,000, or $.48 per common share,  for the three months ended March 31, 2010.  The decrease in net income was due primarily to an increase in noninterest expense and a decrease in noninterest income.

The Company’s assets at March 31, 2011 were $274.1 million contrasted to $285.8 million at December 31, 2010, a decrease of $11.7 million, or 4.1%.

25.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2010. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses:  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial/agricultural and

26.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Impairment of Long-Lived Assets:  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.  Revenue and expenses from operations are included in net expenses from foreclosed assets.

Mortgage Servicing Rights:  Servicing rights are recognized as assets for the allocated value of servicing rights retained on loans sold and are classified with interest receivable and other assets in the consolidated balance sheets.  Servicing rights are expensed in proportion to and over the period of estimated net servicing revenues.  Impairment is evaluated based on the fair value of the rights using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market–based assumptions.  Any impairment of a grouping is reported as a valuation allowance.  There was no such valuation allowance recorded at March 31, 2011 or December 31, 2010.

Intangible Assets:  Core deposit intangibles are being amortized on an accelerated basis over 11 years and are periodically evaluated as to the recoverability of their carrying value.  The remaining core deposit intangible will be fully amortized in the year 2014.

Goodwill:   Goodwill represents the excess of the original cost over fair value of assets acquired and liabilities assumed and related acquisition costs.  Goodwill is reviewed for impairment annually with any loss recognized through the income statement.

27.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Options:  The Company has a stock–based compensation plan. Grants under the Company’s stock incentive plan are accounted for by applying the fair value method and the use of an option pricing model to estimate the value of the options granted. The stock options are granted with an exercise price equal to the market price at the date of grant. Resulting compensation expense relating to the stock options is measured and recorded based on the estimated value of the options. The value of options granted under this plan is charged to expense over the vesting period of the grants.

Earnings (Loss) Per Share:  Basic earnings (loss) per share is calculated based on the weighted-average common shares outstanding during the year.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to net income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options.

Fair Values of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  The fair value estimates of existing on– and off–balance–sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Derivatives:  All derivative instruments are recorded at their fair values and the change in the fair value of a derivative is included in interest income.  If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings.  Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings.  Ineffective portions of hedges are reflected in earnings as they occur.

28.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2011 were $274.1 million contrasted to $285.8 million at December 31, 2010, a decrease of $11.7 million, or 4.1%.  This decrease in total assets was the result of a $6.9 million decrease in cash and due from banks, a $5.2 million decrease in interest-bearing time deposits in financial institutions, a $575,000 decrease in loans held for sale, a $408,000 decrease in other real estate owned, a $1.5 million decrease in loans due to current economic trends and a decline in demand, and a modest decrease in premises and equipment of $90,000.  These decreases were partially offset by a $3.0 million increase in securities available for sale and a nominal increase of $65,000 in cash surrender value of life insurance. The $11.7 million decrease in total assets corresponded to a decrease of $2.0 million in borrowings as well as a $9.7 million decrease in deposits.

Total liabilities at March 31, 2011 were $251.2 million compared to $262.8 million at December 31, 2010, a decrease of $11.7 million, or 4.5%. This decrease in total liabilities was primarily the  result of an $11.6 million decrease in interest-bearing demand accounts, a $350,000 decrease in time deposit accounts, a $424,000 decrease in noninterest-bearing demand accounts, a $2.0 million decrease in borrowings, and a $25,000 decrease in other liabilities. These decreases were partially offset by increases in savings deposits of $2.9 million and money market accounts of $169,000. Decreases in interest-bearing demand accounts were attributable to local municipalities drawing down balances for operations and other seasonal payments. The decrease in borrowings was due to a Federal Home Loan Bank advance maturing without renewal.

Total shareholders’ equity was $23.0 million at March 31, 2011 and December 31, 2010. Total shareholders’ equity remained unchanged as a result of $131,000 of additional retained earnings from net income for the quarter ended March 31, 2011 being offset by a decrease of $131,000, net of tax, in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2011 was $131,000, or $0.20 per share, a 57.5% decrease compared to $308,000, or $0.48 per share, in the first quarter of 2010.  The decrease in net income for the quarter was primarily the result of a decrease in noninterest income of $97,000 and an increase in noninterest expense of $130,000. The provision for income taxes decreased by $100,000 to a $47,000 benefit in the first quarter of 2011 as compared to 2010, due to a taxable loss in the first quarter.

The annualized return on average assets was 0.19% in the first quarter of 2011 compared to 0.45% in the first quarter of 2010.   The annualized return on average equity decreased to 2.23% in the first quarter of 2011 from 4.84% the first quarter of 2010.

NET INTEREST INCOME

Net interest income before the provision for loan losses was $2.2 million for the three months ended March 31, 2011 and 2010. Total interest  and dividend income decreased $198,000 to $2.7

29.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million for the three months ended March 31, 2011, compared to the same period in 2010.  The decrease in total interest income for the three months ended March 31, 2011 reflected a decrease in interest income and fees from loans of $133,000 to $2.1 million, compared to the same period in 2010, and a decrease in tax exempt investment income of $85,000 to $113,000, compared to the same period in 2010. These decreases were partially offset by an increase in the first quarter of 2011 in income on interest-bearing deposits with financial institutions of $3,000 to $258,000, compared to the same period in 2010, and an increase in taxable investment income of $14,000 to $218,000, compared to the same period in 2010. Decreased interest income was a result of decreases in interest rates on investments, volume of tax exempt investments and average loans outstanding during the first quarter of 2011. Increased income on interest-bearing deposits was attributable to increases in principal balances of interest-bearing deposits in financial institutions compared to the end of the first quarter of 2010.

The Company’s net interest margin was 3.64% for the three months ended March 31, 2011 compared to 3.88% for the same period in 2010.  The yield on average earning assets decreased to 4.37% for the three months ended March 31, 2011 from 4.92% for the same period in 2010, a 55 basis point decrease.  This decrease was offset by a similar decrease in the cost of funds from 1.04% to .73% paid for the same period ended March 31, 2011, a 31 basis point decrease. The decrease in interest expense was significantly affected by a $118,000 decrease in interest paid on time deposit accounts. This reduction was due primarily to rate factors.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $300,000 in the first quarter of 2011, and $270,000 in the first quarter of 2010. This increased provision level, which is high compared to historical periods, was a result of ongoing national and local economic issues, including uncertainties regarding the economic downturn and recovery that could have a negative impact on the ability of borrowers to repay loans during 2011. As of March 31, 2011, the allowance for loan losses totaled $3.6 million, or 2.55% of total loans, which has increased from 2.39% as of December 31, 2010.  Nonaccrual loans decreased from $8.3 million at December 31, 2010 to $7.3 million at March 31, 2011. Nonperforming loans, including nonaccrual loans, decreased $1.2 million to $7.6 million over the same period. Management believes that these nonperforming loans are well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy has shown signs of improvement, borrowers may continue to experience difficulties, and the level of nonperforming loans, charge- offs, and delinquencies could rise and require increases in the provision for loan losses. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

30.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management concluded that the allowance for loan losses was adequate at March 31, 2011 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $502,000 for the three months ended March 31, 2011 compared to $599,000 for the same period in 2010, a decrease of $97,000 or 16.2%. The decrease in noninterest income was primarily due to a $51,000 decrease in service fees on deposit accounts compared to the same period in the prior year. Also contributing to the decrease in noninterest income was a $36,000 decrease in security gains resulting from a net loss of $10,000 on the sale of investment securities in 2011 compared to a $26,000 net gain in 2010. Mortgage servicing income decreased $11,000 to $51,000 in the first quarter of 2011 due to decreased mortgage refinancing activity occurring during the first three months of 2011.

NONINTEREST EXPENSE

The Company’s noninterest expense was $2.3 million for the three months ended March 31, 2011 and $2.2 million for the same period in 2010. Salaries and employee benefits, the largest component of noninterest expense, increased $10,000, or .87%, to $1.2 million.  Other real estate owned expenses increased $134,000 to $206,000 in the first quarter of 2011 compared to 2010 due to increased expenses related to properties held and losses on the sale of other real estate in 2011. Modest increases in occupancy and equipment expense of $5,000, other expenses of $20,000, and data processing fees of $7,000, were offset by decreases in insurance expense of $33,000, and professional fees of $13,000. Insurance expense decreased primarily due to expected decreases in FDIC insurance for the current year. In addition, income tax expense decreased $100,000 to a $47,000 benefit in the first quarter of 2011 compared to a $53,000 expense in 2010.

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

31.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2011, cash and due from banks and certificates of deposit held at other financial institutions maturing in less than 1 year totaled $28.2 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available for sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2011:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$23,178	$13,755	$4,137	$2,042	$3,244
Data processing contract payable	575	223	352	—	—
Standby letters of credit(1)	293	271	22	—	—

	$24,046	$14,249	$4,511	$2,042	$3,244

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

32.

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

33.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

34.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY CONTROLS AND PROCEDURES

ITEM 4:   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2011, there have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting or disclosure controls.

35.

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

36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ Joachim J. Brown
Date: May 13, 2011	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Vincent G. Easi
Date: May 13, 2011	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)

37