Form 10-Q
period 2011-06-30
FIRST OTTAWA BANCSHARES INC
filed 2011-08-12
CIK 1099668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of August 12, 2011, the registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

3.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$12,054	$17,087
Interest-bearing time deposits in financial institutions	47,587	54,837
Securities available for sale	52,427	50,749
Loans held for sale	696	895
Loans, net of allowance for loan losses of $3,434 and $3,363, respectively	140,301	137,417
Premises and equipment, net	7,586	7,771
Goodwill	2,446	2,446
Core deposit intangible, net	288	361
Other real estate owned, net	3,233	3,005
Cash surrender value of life insurance	3,780	3,679
Accrued interest receivable and other assets	7,444	7,548

Total assets	$277,842	$285,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing demand	$36,346	$36,206
Interest-bearing demand	92,668	101,890
Money market savings	19,764	19,147
Savings	30,841	26,559
Certificates and other time deposits of $100,000 or more	31,978	31,523
Other certificates and time deposits	40,492	43,270
Total deposits	252,089	258,595

Borrowings	—	2,000
Other liabilities	2,257	2,233
Total liabilities	254,346	262,828

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1 par value Authorized and unissued – 20,000 shares	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 753,734 issued	754	754
Additional paid-in capital	4,789	4,736
Retained earnings	24,543	24,253
Treasury stock, at cost - 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive loss	(291)	(477)
Total shareholders’ equity	23,496	22,967

Total liabilities and shareholders’ equity	$277,842	$285,795

See accompanying notes to condensed consolidated financial statements.

4.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$2,109	$2,185	$4,173	$4,382
Securities available for sale
Taxable	227	174	445	378
Exempt from federal income tax	109	183	222	381
Interest-bearing deposits with financial institutions	245	236	503	491
Other	7	9	16	15
Total interest and dividend income	2,697	2,787	5,359	5,647

Interest expense
Interest-bearing demand deposits	24	45	50	98
Money market savings accounts	6	14	12	28
Savings deposits	9	13	16	29
Time deposits	372	491	765	1,002
Borrowings	—	16	5	37
Total interest expense	411	579	848	1,194

NET INTEREST INCOME	2,286	2,208	4,511	4,453
Provision for loan losses	100	270	400	540

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,186	1,938	4,111	3,913

Noninterest income
Service fees	163	182	307	377
Trust and farm management fees	135	135	270	270
Mortgage servicing income, net	66	65	117	127
Net realized gains (losses) on available for sale securities	2	52	(8)	78
Other	156	171	338	352
Total noninterest income	522	605	1,024	1,204

Noninterest expense
Salaries and employee benefits	1,196	1,166	2,360	2,320
Occupancy and equipment	300	304	611	610
Data processing	140	127	272	252
Insurance	139	177	277	348
Professional fees	154	151	266	276
Amortization of core deposit intangible	36	36	73	73
Other real estate owned, net	371	121	577	193
Other	213	366	456	589
Total noninterest expense	2,549	2,448	4,892	4,661

INCOME BEFORE INCOME TAXES	159	95	243	456

Income tax expense (benefit)	—	(43)	(47)	10

NET INCOME	$159	$138	$290	$446

Earnings per share-basic	$0.25	$0.21	$0.45	$0.69
Earnings per share-diluted	$0.25	$0.21	$0.45	$0.69
Dividends per share	$0.00	$0.54	$0.00	$0.54

See accompanying notes to condensed consolidated financial statements.

5.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months ended June 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2011	$754	$4,736	$24,253	$(6,299)	$(477)	$22,967

Net income	—	—	290	—	—	290

Unrealized net gain on securities available for sale, net of reclassifications and tax effects	—	—	—	—	186	186

Comprehensive income						476

Stock options vested	—	53	—	—	—	53

Balance at June 30, 2011	$754	$4,789	$24,543	$(6,299)	$(291)	$23,496

Balance at January 1, 2010	$754	$4,603	$26,871	$(6,299)	$49	$25,978

Net income	—	—	446	—	—	446

Unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(87)	(87)

Comprehensive income						359

Cash dividends declared ($.54 per share)	—	—	(349)	—	—	(349)

Stock options vested	—	64	—	—	—	64

Balance at June 30, 2010	$754	$4,667	$26,968	$(6,299)	$(38)	$26,052

See accompanying notes to condensed consolidated financial statements.

6.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2011 and 2010 (In thousands)
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290	$446
Items not requiring (providing) cash
Provision for loan losses	400	540
Depreciation and amortization	284	275
Premium amortization on securities, net	281	177
Derivative valuation adjustment	—	3
Loans originated for sale	(6,052)	(6,884)
Proceeds from the sale of loans	6,392	6,481
Gains on sales of loans held for sale	(141)	(172)
(Gains) losses on sales of securities, net	8	(78)
Writedowns and loss on sales of other real estate owned	203	95
Stock options vested	53	64
Change in interest receivable and other assets	(93)	122
Change in interest payable and other liabilities	438	(140)
Net cash provided by operating activities	2,063	929

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	422	2,247
Proceeds from maturities, calls, and paydowns of securities available for sale	3,193	18,091
Purchases of securities available for sale	(5,300)	(20,296)
Proceeds from maturities of interest-bearing time deposits	10,936	8,236
Purchases of interest-bearing time deposits	(3,686)	(8,018)
Net change in loans receivable	(4,621)	2,781
Proceeds from sales of other real estate owned	660	1,042
Net purchases of premises and equipment	(26)	(417)
Net cash provided by investing activities	1,578	3,666

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,506)	(9,753)
Repayment of borrowings	(2,000)	(2,000)
Dividends paid	(168)	(401)
Net cash used in financing activities	(8,674)	(12,154)

Net change in cash and cash equivalents	(5,033)	(7,559)

Cash and cash equivalents at beginning of period	17,087	17,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,054	$10,362

See accompanying notes to condensed consolidated financial statements.

7.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements of First Ottawa Bancshares, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2010 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, The First National Bank of Ottawa (the Bank), operates as a full service community bank. First Ottawa Financial Corporation, a wholly owned subsidiary of the Bank, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (in thousands)	$159	$138	$290	$446
Weighted average shares outstanding	645,988	645,988	645,988	645,988
Effect of dilutive securities:
Stock options	—	2,827	—	2,231
Shares used to compute diluted earnings per share	645,988	648,815	645,988	648,219

Earnings per share (not stated in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic	$0.25	$0.21	$0.45	$0.69
Diluted	0.25	0.21	0.45	0.69

A total of 74,440 and 44,414 options for the three month periods ended June 30, 2011 and 2010, respectively, are not included in the above calculations as they are non-dilutive.

8.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 3 – CAPITAL RATIOS

At the dates indicated, capital ratios for the Company and the Bank were:

					To Be Well
					Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
Total capital to risk weighted assets:
Consolidated	$22,437	13.3%	$13,516	8.0%	N/A	N/A
First National Bank of Ottawa	22,220	13.2	13,508	8.0	$16,885	10.0%

Tier I capital to risk weighted assets:
Consolidated	$20,310	12.0%	$6,758	4.0%	N/A	N/A
First National Bank of Ottawa	20,093	11.9	6,754	4.0	$10,131	6.0%

Tier I capital to average assets:
Consolidated	$20,310	7.3%	$11,144	4.0%	N/A	N/A
First National Bank of Ottawa	20,093	7.2	11,140	4.0	$13,925	5.0%

					To Be Well
					Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amounts in Thousands)
Total capital to risk weighted assets:
Consolidated	$22,269	12.7%	$14,054	8.0%	N/A	N/A
First National Bank of Ottawa	22,048	12.6	14,001	8.0	$17,502	10.0%

Tier I capital to risk weighted assets:
Consolidated	$20,067	11.4%	$7,027	4.0%	N/A	N/A
First National Bank of Ottawa	19,846	11.3	7,001	4.0	$10,501	6.0%

Tier I capital to average assets:
Consolidated	$20,067	6.6%	$12,176	4.0%	N/A	N/A
First National Bank of Ottawa	19,846	6.5	12,171	4.0	$15,214	5.0%

9.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 3 – CAPITAL RATIOS (Continued)

At the dates indicated, the Company and the Bank met the requirements to be categorized as “well capitalized” under general minimum regulatory requirements and management is not aware of any conditions or events since the most recent notification that would change the Company’s or Bank’s categories. In connection with the current economic environment and the Bank’s level of nonperforming assets, which is higher than historical levels, the Bank’s Board of Directors has resolved to maintain the Bank’s Tier 1 to average assets ratio at or above 7.25%.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses a fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit. In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS) to fix the interest rate on a specific certificate of deposit product. At June 30, 2011, the Company had $3.6 million of certificates of deposit, which mature in 2011 through 2016, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index. This interest received from BDFS will be paid to the customer. The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
U. S. Treasury	$3,030	$20	$—	$3,050
Federal agencies	24,523	215	(18)	24,720
State and municipal	21,607	271	(468)	21,410
Corporate obligations	1,775	41	—	1,816
Mortgage–backed securities and collateralized mortgage obligations	1,328	89	—	1,417
Marketable equity securities	16	1	(3)	14

Total investment securities	$52,279	$637	$(489)	$52,427

10.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 5 – SECURITIES AVAILABLE FOR SALE (Continued)

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

As of June 30, 2011 and December 31, 2010, the Company had approximately $16.2 million and $16.1 million respectively, invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $45.2 million and $42.6 million were pledged at June 30, 2011 and December 31, 2010, respectively, to secure trust and public deposits, and for other purposes as required or permitted by law.

The amortized cost and fair value of contractual maturities of securities available for sale at June 30, 2011 were as follows. Securities not due at a single maturity date, primarily mortgage–backed and equity securities, are shown separately.

	Amortized	Fair
	Cost	Value

Within one year	$21,952	$22,034
One to five years	22,607	22,807
Five to ten years	3,336	3,386
After ten years	3,040	2,769
	50,935	50,996
Mortgage–backed securities and collateralized mortgage obligations	1,328	1,417
Marketable equity securities	16	14

Totals	$52,279	$52,427

Information regarding realized gains and losses on sales of securities available for sale for the six month period ended June 30, 2011 and 2010 follows:

	2011	2010

Gross gains	$2	$78
Gross losses	(10)	—
Tax expense (benefit)	(2)	27

11.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 5 – SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2011 and December 31, 2010 was $15.8 million and $20.5 million, respectively, which was approximately 30.1% and 40.4% of the Company’s available for sale investment portfolio at those dates. These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds.

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

	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

June 30, 2011
Federal agencies	$4,299	$(18)	$—	$—	$4,299	$(18)
State and municipal	11,288	(465)	199	(3)	11,487	(468)
Marketable equity securities	3	(3)	—	—	3	(3)

Total temporarily impaired securities	$15,590	$(486)	$199	$(3)	$15,789	$(489)

December 31, 2010
Federal agencies	$14,189	$(322)	$—	$—	$14,189	$(322)
State and municipal	6,018	$(389)	299	$(5)	6,317	$(394)
Marketable equity securities	2	(3)	—	—	2	(3)

Total temporarily impaired securities	$20,209	$(714)	$299	$(5)	$20,508	$(719)

12.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of June 30, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Commercial:
Real estate	$50,303	$41,970
Non-real estate	17,647	28,336
Construction and land development	8,630	10,388
Agricultural	29,107	26,982
Residential	35,707	30,669
Consumer	2,341	2,435

Total	$143,735	$140,780

At June 30, 2011 and December 31, 2010, respectively, the Company held $50.3 million and $42.0 million in commercial real estate and $8.6 million and $10.4 million in loans collateralized by construction and land development real estate, predominantly in the northern Illinois geographic area. Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is depressed.

13.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the allowance for loan losses by portfolio segment as of June 30, 2011 and 2010.

		Commercial	Construction
	Commercial	Non-Real	and Land
	Real Estate	Estate	Development	Agricultural	Residential	Consumer	Unallocated	Total

	2011
Allowance for loan losses:
Balances, January 1	$1,515	$577	$633	$79	$497	$31	$31	$3,363
Provision for losses	247	(130)	(196)	7	132	(4)	344	400
Recoveries on loans	—	39	—	—	22	6	—	67
Loans charged off	(82)	(35)	(260)	—	(16)	(3)	—	(396)
Balances, June 30	$1,680	$451	$177	$86	$635	$30	$375	$3,434

	2010
Allowance for loan losses:
Balances, January 1	$906	$553	$380	$83	$310	$32	$70	$2,334
Provision for losses	77	(32)	223	18	194	(15)	75	540
Recoveries on loans	89	16	—	—	—	14	—	119
Loans charged off	(237)	(56)	(213)	(18)	(219)	(1)	—	(744)
Balances, June 30	$835	$481	$390	$83	$285	$30	$145	$2,249

14.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans and the related allowance for loan losses by portfolio segment and based on impairment method as of June 30, 2011.

		Commercial	Construction
	Commercial	Non-Real	and Land
	Real Estate	Estate	Development	Agricultural	Residential	Consumer	Unallocated	Total

Total loans:
Individually evaluated for impairment	$1,330	$1,029	$3,216	$360	$566	$—		$6,501
Collectively evaluated for impairment	48,973	16,618	5,414	28,747	35,141	2,341		137,234

Balances, June 30	$50,303	$17,647	$8,630	$29,107	$35,707	$2,341		$143,735

Allowance for loan losses:
Individually evaluated for impairment	$175	$109	$4	$—	$301	$—	$—	$589
Collectively evaluated for impairment	1,505	342	173	86	334	30	375	2,845

Balances, June 30	$1,680	$451	$177	$86	$635	$30	$375	$3,434

15.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans and the related allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2010.

		Commercial	Construction
	Commercial	Non-Real	and Land
	Real Estate	Estate	Development	Agricultural	Residential	Consumer	Unallocated	Total

Total loans:
Individually evaluated for impairment	$2,147	$2,111	$4,003	$359	$286	$—		$8,906
Collectively evaluated for impairment	39,823	26,225	6,385	26,623	30,383	2,435		131,874

Balances, December 31	$41,970	$28,336	$10,388	$26,982	$30,669	$2,435		$140,780

Allowance for loan losses:
Individually evaluated for impairment	$48	$4	$377	$—	$97	$—	$—	$526
Collectively evaluated for impairment	1,467	573	256	79	400	31	31	2,837

Balances, December 31	$1,515	$577	$633	$79	$497	$31	$31	$3,363

16.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011.

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With an allowance recorded:
Commercial:
Real estate	$1,330	$1,330	$175	$1,330	$9
Non-real estate	1,079	1,029	109	1,029	9
Construction and land development	2,242	2,123	4	2,123	—
Agricultural	—	—	—	—	—
Residential	308	308	301	310	5
Consumer	—	—	—	—	—
Total	$4,959	$4,790	$589	$4,792	$23

With no related allowance:
Commercial:
Real estate	$—	$—	$—	$—	$—
Non-real estate	—	—	—	—	—
Construction and land development	3,159	1,093	—	1,264	—
Agricultural	580	360	—	360	—
Residential	258	258	—	258	4
Consumer	—	—	—	—	—
Total	$3,997	$1,711	$—	$1,882	$4

Total:
Commercial:
Real estate	$1,330	$1,330	$175	$1,330	$9
Non-real estate	1,079	1,029	109	1,029	9
Construction and land development	5,401	3,216	4	3,387	—
Agricultural	580	360	—	360	—
Residential	566	566	301	568	9
Consumer	—	—	—	—	—
Total	$8,956	$6,501	$589	$6,674	$27

17.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With an allowance recorded:
Commercial:
Real estate	$114	$114	$48	$53	$—
Non-real estate	1,905	1,905	4	404	2
Construction and land development	—	—	377	379	—
Agricultural	—	—	—	—	—
Residential	286	286	97	64	2
Consumer	—	—	—	—	—
Total	$2,305	$2,305	$526	$900	$4

With no related allowance:
Commercial:
Real estate	$3,631	$2,033	$—	$1,278	$6
Non-real estate	206	206	—	129	—
Construction and land development	6,032	4,003	—	3,321	—
Agricultural	579	359	—	72	—
Residential	—	—	—	65	—
Consumer	—	—	—	—	—
Total	$10,448	$6,601	$—	$4,865	$6

Total:
Commercial:
Real estate	$3,745	$2,147	$48	$1,331	$6
Non-real estate	2,111	2,111	4	533	2
Construction and land development	6,032	4,003	377	3,700	—
Agricultural	579	359	—	72	—
Residential	286	286	97	129	2
Consumer	—	—	—	—	—
Total	$12,753	$8,906	$526	$5,765	$10

18.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans by class based on current payment and accrual status as of June 30, 2011 and December 31, 2010:

							Loans Past
	30-59	60-89	Greater	Total			Due Greater
	Days	Days	than 90	Past		Total	than 90 Days,	Loans on
	Past Due	Past Due	Days	Due	Current	Loans	Still Accruing	Nonaccrual

	June 30, 2011

Commercial:
Real estate	$96	$1,456	$1,492	$3,044	$47,258	$50,303	$360	$1,132
Non-real estate	47	—	932	979	16,668	17,647	—	932
Construction and land development	—	—	3,216	3,216	5,414	8,630	—	3,216
Agricultural	—	—	838	838	28,270	29,107	478	360
Residential	868	53	734	1,655	34,052	35,707	191	543
Consumer	14	—	22	36	2,305	2,341	22	—

Total	$1,025	$1,509	$7,234	$10,406	$133,967	$143,735	$1,051	$6,183

	December 31, 2010

Commercial:
Real estate	$872	$—	$1,717	$2,589	$39,381	$41,970	$143	$1,854
Non-real estate	248	—	2,058	2,306	26,030	28,336	—	2,107
Construction and land development	—	—	4,363	4,363	6,025	10,388	—	4,363
Agricultural	—	—	204	204	26,778	26,982	204	—
Residential	580	313	169	1,062	29,607	30,669	169	—
Consumer	5	—	—	5	2,430	2,435	—	—

Total	$1,705	$313	$8,511	$10,529	$130,251	$140,780	$516	$8,324

19.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The Company utilizes an internal asset classification system as a means of reporting loans based on credit quality as follows:

Excellent – Grade 1: Loans secured by liquid collateral or other cash equivalents or backed by the full faith and credit of the United States Government or an agency thereof.

Good – Grade 2: Loans to businesses with strong financial statements and at least three consecutive years of profits. Loans secured by publicly traded marketable securities where there is no impediment to liquidation.

Satisfactory – Grade 3: Loans supported by financial statements that indicate average risk. Loan has exhibited two or more years of satisfactory repayment with a reasonable reduction of principal.

Satisfactory/Monitored – Grade 4: Considered to be of acceptable credit quality so long as the loan is given the proper level of management supervision.

Special Mention – Grade 5: Loans that possess some credit deficiency or potential weakness that deserve close attention.

Substandard – Grade 6: Loans that possess a defined credit weakness. The likelihood that the loan will be paid from the primary source of repayment is uncertain.

Doubtful – Grade 7: Credit weaknesses make full collection of principal highly improbable. Primary source of repayment is gone and there is considerable doubt as to the quality of the secondary source of repayment.

Loss – Grade 8: Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible.

The Company categorizes homogenous loans (residential and consumer) possessing similar risk and loss characteristics into performing or nonperforming categories based on relevant information about the ability of the borrowers to service their debt. Such ability is determined based on the borrower’s current payment status. Performing loans are less than 90 days past due on payments owed to the Company. Nonperforming loans are loans greater than or equal to 90 days past due and still accruing interest, loans on nonaccrual, and/or loans considered to be troubled debt restructurings that are not performing under the modified terms of the loan agreement. The following table presents total loans by class based on their assigned classifications determined by management as of June 30, 2011 and December 31, 2010.

20.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

		Commercial	Construction
	Commercial	Non-Real	and Land
	Real Estate	Estate	Development	Agricultural	Residential	Consumer	Total

	June 30, 2011

Satisfactory	$5,654	$1,091	$273	$1,690	$—	$—	$8,708
Satisfactory/Monitored	40,942	13,048	2,108	24,568	—	—	80,666
Special Mention	1,521	1,816	1,945	302	—	—	5,584
Substandard	2,186	1,692	4,304	2,547	—	—	10,729
Performing	—	—	—	—	34,973	2,319	37,292
Nonperforming	—	—	—	—	734	22	756

Total	$50,303	$17,647	$8,630	$29,107	$35,707	$2,341	$143,735

	December 31, 2010

Satisfactory	$6,452	$1,263	$448	$1,233	$—	$—	$9,396
Satisfactory/Monitored	31,035	21,124	2,018	25,215	—	—	79,392
Special Mention	1,575	2,201	1,772	—	—	—	5,548
Substandard	2,908	3,371	6,150	534	—	—	12,963
Doubtful	—	377	—	—	—	—	377
Performing	—	—	—	—	30,500	2,435	32,935
Nonperforming	—	—	—	—	169	—	169

Total	$41,970	$28,336	$10,388	$26,982	$30,669	$2,435	$140,780

Troubled Debt Restructurings

As of June 30, 2011 and December 31, 2010, the Company had one loan (residential) considered to be a troubled debt restructuring. The recorded investment outstanding pre-modification was $258,000, and was the same amount as of June 30, 2011. This loan was not performing as of June 30, 2011, but was performing as of December 31, 2010. The Company has no troubled debt restructurings that subsequently defaulted.

21.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

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
June 30, 2011 and 2010

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at June 30, 2011:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring basis:
Assets:
Available for sale securities:
U.S. Treasuries	$3,050	$—	$3,050	$—
Federal agencies	24,720	—	24,720	—
State and municipals	21,410	—	21,410	—
Mortgage–backed securities and collateralized mortgage obligations	1,417	—	1,417	—
Corporate obligations	1,816	—	1,816	—
Equities	14	14	—	—
Interest rate swap agreements – customer CDs	1,147	—	1,147	—
Total assets	53,574	14	53,560	—

Liabilities:
Written call options-customer CDs	(1,147)	—	(1,147)	—

Nonrecurring basis:
Impaired loans	4,201	—	—	4,201

23.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2010:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring basis:
Assets:
Available for sale securities:
U.S. Treasuries	$3,578	$—	$3,578	$—
Federal agencies	25,545	—	25,545	—
State and municipals	17,968	—	17,968	—
Mortgage–backed securities and collateralized mortgage obligations	1,813	—	1,813	—
Corporate obligations	1,831	—	1,831	—
Equities	14	14	—	—
Interest rate swap agreements – customer CDs	1,093	—	1,093	—
Total assets	51,842	14	51,828	—

Liabilities:
Written call options – customer CDs	(1,093)	—	(1,093)	—

Nonrecurring basis:
Impaired loans	1,779	—	—	1,779

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a nonrecurring basis were not significant at June 30, 2011 and December 31, 2010.

Nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include other real estate owned (upon initial recognition or subsequent impairment) and reporting units measured at fair value in the first step of a goodwill impairment test. At June 30, 2011 and December 31, 2010, other real estate owned measured at fair value was $3.2 million and $3.0 million, respectively, using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all other real estate owned values have been classified as Level 3. Goodwill was evaluated for impairment at December 31, 2010. No impairment was identified.

24.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

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

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$12,054	$12,054	$17,087	$17,087
Interest-bearing time deposits in financial institutions	47,587	48,451	54,837	55,805
Securities available for sale	52,427	52,427	50,749	50,749
Loans held for sale	696	696	895	895
Loans, net	140,301	140,720	137,417	136,121
Cash surrender value of life insurance	3,780	3,780	3,679	3,679
Accrued interest receivable	1,639	1,639	1,397	1,397

Liabilities
Deposits with no stated maturities	179,619	179,619	183,802	183,802
Time deposits	72,470	73,544	74,793	76,499
Borrowings	—	—	2,000	2,005
Accrued interest payable	286	286	332	332

NOTE 8 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2010 and June 30, 2010 condensed consolidated financial statements in order to conform to the June 30, 2011 condensed consolidated financial statement presentation. These reclassifications had no effect on net income.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 12, 2011, which is the date the financial statements were issued.

25.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
June 30, 2011 and 2010

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “allowance”). The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance. The Company adopted the period end disclosure provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations. The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have a material impact on the Company’s financial position or results of operations. The disclosures related to loans modified in a troubled debt restructuring are effective for the reporting periods beginning after June 15, 2011; the adoption is not expected to have a material impact on the Company’s financial position or results of operations.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.” New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. The new authoritative guidance is effective for the reporting periods beginning after June 15, 2011 and will be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Adoption of the new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

The Company’s principal business is conducted by the Bank which provides a full range of community-based financial services, including commercial and retail banking to its customers. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, noninterest income, and noninterest expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income consists of service charges on deposit accounts, trust and farm management fee income, securities gains (losses), net mortgage servicing income, and other income. Noninterest expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other expenses.

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

The Company’s net income for the three months ended June 30, 2011, was $159,000, or $.25 per common share, compared to net income of $138,000, or $.21 per common share for the three months ended June 30, 2010. The increase in net income was due primarily to an increase in net interest income after the provision for loan losses which was partially offset by an increase in noninterest expense and a decrease in noninterest income.

The Company’s assets at June 30, 2011 were $277.8 million compared to $285.8 million at December 31, 2010, a decrease of $8.0 million, or 2.8%.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest

28.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

owed. Impairment is measured on a loan by loan basis for commercial/agricultural and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Mortgage Servicing Rights: Servicing rights are recognized as assets for the allocated value of servicing rights retained on loans sold and are classified with interest receivable and other assets in the consolidated balance sheets. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market–based assumptions. Any impairment of a grouping is reported as a valuation allowance. There was no such valuation allowance recorded at June 30, 2011 or December 31, 2010.

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

30.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL CONDITION

Total assets at June 30, 2011 were $277.8 million compared to $285.8 million at December 31, 2010, a decrease of $8.0 million, or 2.8%. This decrease in total assets was the result of a $5.0 million decrease in cash and due from bank accounts, a $7.3 million decrease in interest-bearing time deposits in financial institutions, and modest decreases of $199,000 in loans held for sale, and $185,000 in premises and equipment. These decreases were partially offset by a $2.9 million increase in loan balances outstanding, a $1.7 million increase in securities available for sale, a $228,000 increase in other real estate owned, and a nominal increase of $101,000 in cash surrender value of life insurance. The $8.0 million decrease in total assets corresponded to a decrease of $2.0 million in borrowings, as well as a $6.5 million decrease in deposits.

Total liabilities at June 30, 2011 were $254.3 million compared to $262.8 million at December 31, 2010, a decrease of $8.5 million, or 3.2%. This decrease in total liabilities was primarily the result of an $9.2 million decrease in interest-bearing demand accounts, a $2.3 million decrease in time deposit accounts, and a $2.0 million decrease in borrowings. These decreases were partially offset by increases in savings deposits of $4.3 million, money market accounts of $617,000, noninterest-bearing demand accounts of $140,000 and an increase in other liabilities of $24,000. Decreases in interest-bearing demand and time deposit accounts were attributable to local municipalities drawing down balances for operations and other seasonal payments. The decrease in borrowings was due to a Federal Home Loan Bank advance maturing without renewal.

Total shareholder’s equity was $23.5 million at June 30, 2011 and $ 23.0 million at December 31, 2010. This increase was the result of $290,000 of additional retained earnings from net income for the six months ended June 30, 2011 and an increase of $186,000, net of tax, in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the second quarter of 2011 was $159,000, or $0.25 per share, a 15.2% increase compared to $138,000, or $0.21 per share, in the second quarter of 2010. The increase in net income for the quarter was primarily the result of a decrease in the provision for loan losses of $170,000, and an increase in net interest income of $78,000. Noninterest income decreased by $83,000, compared to the same period in 2010. This decrease was primarily due to a decrease in gains on security sales of $50,000 and a decrease in service charges on deposit accounts of $19,000. Noninterest expense also increased due to an increase in other real estate owned expenses of $250,000. The increase in income before taxes also resulted in an increase in the income tax provision of $43,000.

During the six months ended June 30, 2011, net income was $290,000, or $0.45 per share, compared to $446,000, or $0.69 per share, during the first six months of 2010. This 35.0% decrease in net income for the six-month period was due in part to a decrease in noninterest income of $180,000 or 15.0%, and an increase in noninterest expense of $231,000, or 5.0% compared to the six months ended June 30, 2010. Decreases in noninterest income and increased noninterest expenses were partially offset by an increase of $58,000, or 1.3% in net interest

31.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

income and a $140,000, or 25.9% decrease in the provision for loan losses compared to the first six months of 2010. The decrease in the Company’s pretax income also resulted in a decrease in the income tax provision of $57,000 for the first six months of 2011, compared to the same period in 2010.

The annualized return on average assets was 0.21% for the six months ended June 30, 2011, compared to 0.33% in 2010. The annualized return on average equity decreased to 2.5% for the six months ended June 30, 2011, from 3.4% in 2010.

NET INTEREST INCOME

Net interest income increased by 3.5% to $2.3 million for the three months ended June 30, 2011 as compared to the same period in 2010. Total interest and dividend income decreased to $2.7 million for the three months ended June 30, 2011, compared to $2.8 million for the three months ended June 30, 2010. This change was primarily the result of a decrease in interest income from loans to $2.1 million for the three months ended June 30, 2011 from $2.2 million for the same period a year earlier. This decrease was the result of a $4.4 million decrease in the year to date average principal balance of the loan portfolio compared to the prior year and loans repricing downward as mortgage interest rates remained historically low during 2010 and in the first half of 2011. In addition, a decrease of interest income from tax exempt securities of $74,000 for the second quarter of 2011 compared to the prior year resulted in a decrease in total interest and dividend income of $90,000 for the second quarter of 2011 compared to the prior year. Total interest expense decreased to $411,000 for the three months ended June 30, 2011 from $579,000 for the same period ended June 30, 2010, which represents a 29.0% decrease. Decreased interest expense was primarily the result of lower rates paid on deposits. The $168,000 decrease in total interest expense more than offset the decrease in total interest income for the quarter resulting in a $78,000 increase in net interest income for the second quarter in 2011 compared to the prior year.

Net interest income for both the six months ended June 30, 2011 and 2010 was $4.5 million. There was a nominal increase of $58,000 in 2011 which was the result of a $288,000 decrease in total interest and dividend income, that was offset by a $346,000 decrease in total interest expense compared to the prior year. The Company’s net interest margin was 3.68% for the six months ended June 30, 2011 and 3.88% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $4.5 million for the six months ending June 30, 2011 and 2010. The tax equivalent yield on average earning assets of $244.5 million in 2011 and $235.5 million for the same period in 2010, decreased to 4.38% for the six months ended June 30, 2011 from 4.90% for the same period ended June 30, 2010, a decrease of 52 basis points. This decrease was offset by a corresponding decrease in the cost of funds to 0.70% from 1.02% paid for the same period ended June 30, 2010, a 32 basis point decrease. These decreases resulted from ongoing repricing of assets and liabilities as they matured in the decreasing rate environment in late 2010 and during the first six months of 2011.

32.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

The provision for loan losses was $100,000 during the second quarter of 2011 compared to $270,000 during the second quarter of 2010. Year to date provision for loan loss was $400,000 in 2011 compared to $540,000 in 2010. These provision levels continue to be high compared to historical periods and reflect the ongoing national and local economic issues. As of June 30, 2011, the allowance for loan losses totaled $3.4 million, or 2.38% of total loans, which remained consistent with $3.4 million, or 2.39% of total loans, as of December 31, 2010. Nonaccrual loans decreased from $8.3 million at December 31, 2010 to $6.2 million at June 30, 2011. Nonperforming loans, including nonaccrual loans, decreased $1.6 million to $7.2 million over the same period. Management believes that these nonperforming loans are well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy has shown signs of improvement, borrowers may continue to experience difficulties and the level of nonperforming loans, charge offs, and delinquencies could rise and require increases in the provision for loan losses. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

Management concluded that the allowance for loan losses was adequate at June 30, 2011 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $522,000 for the three months ended June 30, 2011 compared to $605,000 for the same period in 2010, a decrease of $83,000 or 13.7%. The decrease in noninterest income was primarily due to a $50,000 decrease in security gains resulting from a net gain of $2,000 on the sale of investment securities in the second quarter of 2011 compared to a $52,000 net gain in the second quarter of 2010. Also contributing to the decrease in noninterest income was a $19,000 decrease in service fees on deposit accounts and a $15,000 decrease in other income compared to the same period in the prior year. Mortgage servicing income remained steady for the three months ended June 30, 2011 and 2010.

For the six months ended June 30, 2011, total noninterest income decreased by 15.0% or $180,000 to $1.0 million. Securities gains decreased $86,000 to a loss of $8,000 compared to a gain of $78,000 in the prior year. Also, gains on loan sales to the secondary market decreased $10,000 to $117,000 compared to 2010, due to decreased origination and refinancing volume. Service

33.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

charges on deposit accounts decreased by $70,000, or 18.6%, due to lower overdraft volume. Other income decreased $14,000, or 4.0% compared to the same period in the prior year.

NONINTEREST EXPENSE

The Company’s noninterest expense was $2.5 million for the three months ended June 30, 2011 and $2.4 million for the same period in 2010. Salaries and employee benefits, the largest component of noninterest expense, increased $30,000, or 2.6%, to $1.2 million. Other real estate owned expenses increased $250,000 to $371,000 in the second quarter of 2011 compared to 2010 due to increased expenses related to properties held and valuation losses on other real estate in 2011. Modest increases in professional fees of $3,000, and data processing fees of $13,000, were offset by decreases in insurance expense of $38,000, and occupancy and equipment expenses of $4,000. Insurance expense decreased primarily due to expected decreases in FDIC insurance for the current year. Other expenses decreased by $153,000 in 2011 compared to the same period in 2010 due to an impairment charge of $129,000 taken in the prior year that elevated other expense in 2010. In addition, income tax expense increased $43,000 from a $43,000 benefit in 2010 compared to no expense or benefit for the second quarter in 2011.

For the six months ended June 30, 2011, total noninterest expense increased $231,000 to $4.9 million, or 5.0%, compared to the prior year period. Salaries and employee benefits increased $40,000, or 1.7%, to $2.4 million. Other real estate owned expenses increased $384,000 to $577,000 in the current year due to increased expenses related to properties held and valuation losses on other real estate in 2011. Increases in occupancy and equipment expenses of $1,000 and data processing expense of $20,000 were offset by decreases in professional fees expense of $10,000, other expenses of $133,000, and insurance expense of $71,000. Insurance expense decreased by $71,000 compared to the prior year due to an expected decrease in the FDIC insurance assessment rate for 2011. Other expenses decreased by $133,000 compared to the prior year due to an impairment charge of $129,000 that was taken during the second quarter of 2010. In addition, income tax expense decreased $57,000 due to a $47,000 benefit in 2011 compared to a $10,000 expense in 2010.

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

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term United States government and agency obligations. The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on

34.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the Company’s operating, financing, lending, and investing activities during any given year. At June 30, 2011, cash and due from banks and certificates of deposit held at other financial institutions maturing in less than 1 year totaled $30.5 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

The following table discloses contractual obligations and commercial commitments of the Company as of June 30, 2011 (dollars in thousands):

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$20,094	$11,439	$3,936	$1,627	$3,092
Data processing contract payable	519	223	296	—	—
Standby letters of credit(1)	294	272	22	—	—

	$20,907	$11,934	$4,254	$1,627	$3,092

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

35.

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

36.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

37.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONTROLS AND PROCEDURES

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2011, there have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting or disclosure controls.

38.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1.A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

39

ITEM 6.	EXHIBITS (Continued)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and June 30, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ Joachim J. Brown
Date: August 12, 2011	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Vincent G. Easi
Date: August 12, 2011	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)

41.