Form 10-Q
period 2011-09-30
FIRST OTTAWA BANCSHARES INC
filed 2011-11-14
CIK 1099668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:  As of November 14, 2011, the registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

2.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$32,033	$17,087
Interest-bearing time deposits in financial institutions	54,022	54,837
Securities available for sale	40,458	50,749
Loans held for sale	513	895
Loans, net of allowance for loan losses of $2,928 and $3,363, respectively	134,075	137,417
Premises and equipment, net	7,520	7,771
Goodwill	2,446	2,446
Core deposit intangible, net	251	361
Other real estate owned, net	3,166	3,005
Cash surrender value of life insurance	3,826	3,679
Accrued interest receivable and other assets	7,265	7,548

Total assets	$285,575	$285,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing demand	$37,691	$36,206
Interest-bearing demand	97,914	101,890
Money market savings	22,691	19,147
Savings	32,290	26,559
Certificates and other time deposits of $100,000 or more	27,950	31,523
Other certificates and time deposits	40,247	43,270
Total deposits	258,783	258,595

Borrowings	—	2,000
Other liabilities	2,127	2,233
Total liabilities	260,910	262,828

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1 par value authorized and unissued – 20,000 shares	—	—
Common stock - $1 par value, 1,000,000 shares authorized and 753,734 issued	754	754
Additional paid-in capital	4,815	4,736
Retained earnings	25,250	24,253
Treasury stock, at cost - 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive income (loss)	145	(477)
Total shareholders’ equity	24,665	22,967

Total liabilities and shareholders’ equity	$285,575	$285,795

See accompanying notes to condensed consolidated financial statements.

3.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$2,081	$2,217	$6,254	$6,599
Securities available for sale
Taxable	203	163	648	541
Exempt from federal income tax	119	156	341	537
Interest-bearing deposits with financial institutions	240	280	743	771
Other	16	20	32	35
Total interest and dividend income	2,659	2,836	8,018	8,483

Interest expense
Interest-bearing demand deposits	19	50	69	148
Money market savings accounts	5	11	17	39
Savings deposits	9	12	25	41
Time deposits	353	469	1,118	1,471
Borrowings	—	16	5	53
Total interest expense	386	558	1,234	1,752

NET INTEREST INCOME	2,273	2,278	6,784	6,731
Provision for loan losses	(240)	270	160	810

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,513	2,008	6,624	5,921

Noninterest income
Service fees	171	181	478	558
Trust and farm management fees	192	135	462	405
Mortgage servicing income, net	76	174	193	301
Net realized gains on available for sale securities	280	263	272	341
Other	202	142	540	519
Total noninterest income	921	895	1,945	2,124

Noninterest expense
Salaries and employee benefits	1,213	1,188	3,573	3,508
Occupancy and equipment	324	400	935	1,010
Data processing	116	121	388	373
Insurance	111	176	388	524
Professional fees	151	123	417	399
Amortization of core deposit intangible	37	37	110	110
Other real estate owned, net	172	127	749	320
Other	232	198	688	812
Total noninterest expense	2,356	2,370	7,248	7,056

INCOME BEFORE INCOME TAXES	1,078	533	1,321	989

Income tax expense	371	136	324	146

NET INCOME	$707	$397	$997	$843

Earnings per share-basic	$1.09	$0.62	$1.54	$1.30
Earnings per share-diluted	$1.09	$0.61	$1.54	$1.30
Dividends per share	$0.00	$0.54	$0.00	$0.54

See accompanying notes to condensed consolidated financial statements.

4.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 Nine Months ended September 30, 2011 and 2010
 (In thousands, except per share data)
(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2011	$754	$4,736	$24,253	$(6,299)	$(477)	$22,967

Net income	—	—	997	—	—	997

Net gain relating to benefit obligation	—	—	—	—	110	110

Unrealized net gain on securities available for sale, net of reclassifications and tax effects	—	—	—	—	512	512

Comprehensive income						1,619

Stock options vested	—	79	—	—	—	79

Balance at September 30, 2011	$754	$4,815	$25,250	$(6,299)	$145	$24,665

Balance at January 1, 2010	$754	$4,603	$26,871	$(6,299)	$49	$25,978

Net income	—	—	843	—	—	843

Unrealized net loss on securities available for sale, net of reclassifications and tax effects	—	—	—	—	(37)	(37)

Comprehensive income						806

Cash dividends declared	—	—	(349)	—	—	(349)
($.54 per share)

Stock options vested	—	97	—	—	—	97

Balance at September 30, 2010	$754	$4,700	$27,365	$(6,299)	$12	$26,532

See accompanying notes to condensed consolidated financial statements.

5.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2011 and 2010
 (In thousands)
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$997	$843
Items not requiring (providing) cash
Provision for loan losses	160	810
Depreciation and amortization	427	495
Premium amortization on securities, net	382	276
Derivative valuation adjustment	—	3
Loans originated for sale	(9,731)	(17,425)
Proceeds from the sale of loans	10,351	17,223
Gains on sales of loans held for sale	(238)	(427)
Gains on sales of securities, net	(272)	(341)
Writedowns and loss on sales of other real estate owned	567	—
Stock options vested	79	97
Change in interest receivable and other assets	(130)	34
Change in interest payable and other liabilities	172	54
Net cash provided by operating activities	2,764	1,642

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	11,518	15,107
Proceeds from maturities, calls, and paydowns of securities available for sale	9,741	25,463
Purchases of securities available for sale	(10,300)	(27,796)
Proceeds from maturities of interest-bearing time deposits	18,256	12,652
Purchases of interest-bearing time deposits	(17,441)	(30,149)
Net change in loans receivable	1,553	6,626
Proceeds from sales of other real estate owned	901	1,240
Net purchases of premises and equipment	(66)	(739)
Net cash provided by investing activities	14,162	2,404

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	188	39,370
Repayment of borrowings	(2,000)	(2,000)
Dividends paid	(168)	(750)
Net cash provided by (used in) financing activities	(1,980)	36,620

Net change in cash and cash equivalents	14,946	40,666

Cash and cash equivalents at beginning of period	17,087	17,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,033	$58,587

See accompanying notes to condensed consolidated financial statements.

6.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements.  The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (in thousands)	$707	$397	$997	$843
Weighted average shares outstanding	645,988	645,988	645,988	645,988
Effect of dilutive securities:
Stock options	—	13	—	1,162
Shares used to compute diluted earnings per share	645,988	646,001	645,988	647,150

Earnings per share (not stated in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic	$1.09	$0.62	$1.54	$1.30
Diluted	1.09	0.61	1.54	1.30

A total of 74,440 and 70,874 options for the three month periods ended September 30, 2011 and 2010, respectively, are not included in the above calculations as they are non-dilutive.

7.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 3 – CAPITAL RATIOS

At the dates indicated, capital ratios for the Company and the Bank were:

					To Be Well
					Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
As of September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
Total capital to risk weighted assets:
Consolidated	$23,459	15.3%	$12,282	8.0%	N/A	N/A
First National Bank of Ottawa	23,338	15.2	12,274	8.0	$15,342	10.0%

Tier I capital to risk weighted assets:
Consolidated	$21,525	14.0%	$6,141	4.0%	N/A	N/A
First National Bank of Ottawa	21,404	14.0	6,137	4.0	$9,205	6.0%

Tier I capital to average assets:
Consolidated	$21,525	7.4%	$11,720	4.0%	N/A	N/A
First National Bank of Ottawa	21,404	7.3	11,716	4.0	$14,645	5.0%

					To Be Well
					Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
Total capital to risk weighted assets:
Consolidated	$22,269	12.7%	$14,054	8.0%	N/A	N/A
First National Bank of Ottawa	22,048	12.6	14,001	8.0	$17,502	10.0%

Tier I capital to risk weighted assets:
Consolidated	$20,067	11.4%	$7,027	4.0%	N/A	N/A
First National Bank of Ottawa	19,846	11.3	7,001	4.0	$10,501	6.0%

Tier I capital to average assets:
Consolidated	$20,067	6.6%	$12,176	4.0%	N/A	N/A
First National Bank of Ottawa	19,846	6.5	12,171	4.0	$15,214	5.0%

8.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 3 – CAPITAL RATIOS (Continued)

At the dates indicated, the Company and the Bank met the requirements to be categorized as “well capitalized” under general minimum regulatory requirements and management is not aware of any conditions or events since the dates indicated that would change the Company’s or Bank’s categories. In connection with the current economic environment and the Bank’s level of nonperforming assets, which is higher than historical levels, the Bank’s Board of Directors has resolved to maintain the Bank’s Tier 1 to average assets ratio at or above 7.25%. As of September 30, 2011, the Bank had a Tier 1 to average assets ratio of 7.31%, above the 7.25% level.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses a fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit.  In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (BDFS) to fix the interest rate on a specific certificate of deposit product.  At September 30, 2011, the Company had $3.6 million of certificates of deposit, which mature in 2011 through 2016, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index.  This interest received from BDFS will be paid to the customer.  The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U. S. Treasuries	$3,016	$9	$—	$3,025
Federal agencies	9,467	91	(1)	9,557
State and municipal	25,576	625	(113)	26,088
Corporate obligations	1,440	23	—	1,463
Mortgage–backed securities and collateralized mortgage obligations	310	14	—	324
Marketable equity securities	5	—	(4)	1

Total investment securities	$39,814	$762	$(118)	$40,458

9.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 5 – SECURITIES AVAILABLE FOR SALE (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U. S. Treasuries	$3,564	$14	$—	$3,578
Federal agencies	25,693	174	(322)	25,545
State and municipal	18,087	275	(394)	17,968
Corporate obligations	1,807	24	—	1,831
Mortgage–backed securities and collateralized mortgage obligations	1,717	96	—	1,813
Marketable equity securities	15	2	(3)	14

Total investment securities	$50,833	$585	$(719)	$50,749

As of September 30, 2011 and December 31, 2010, the Company had approximately $20.1 million and $16.1 million respectively, invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $29.1 million and $42.6 million were pledged at September 30, 2011 and December 31, 2010, respectively, to secure trust and public deposits, and for other purposes as required or permitted by law.

The amortized cost and fair value of contractual maturities of securities available for sale at September 30, 2011 were as follows.  Securities not due at a single maturity date, primarily mortgage–backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Within one year	$14,921	$14,950
One to five years	16,202	16,440
Five to ten years	5,336	5,544
After ten years	3,040	3,199
	39,499	40,133
Mortgage–backed securities and collateralized mortgage obligations	310	324
Marketable equity securities	5	1

Totals	$39,814	$40,458

Information regarding realized gains and losses on sales of securities available for sale for the nine month period ended September 30, 2011 and 2010 follows:

	2011	2010
Gross gains	$282	$341
Gross losses	(10)	—
Tax expense	92	116

10.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 5 – SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost.  These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds. Total fair value of these investments at September 30, 2011 and December 31, 2010 was $13.5 million and $20.5 million, respectively, which was approximately 33.4% and 40.4% of the Company’s available for sale investment portfolio at those dates.

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

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Federal agencies	$1,031	$(1)	$—	$—	$1,031	$(1)
State and municipal	12,143	(110)	350	(3)	12,493	(113)
Marketable equity securities	—	—	1	(4)	1	(4)

Total temporarily impaired securities	$13,174	$(111)	$351	$(7)	$13,524	$(118)

December 31, 2010
Federal agencies	$14,189	$(322)	$—	$—	$14,189	$(322)
State and municipal	6,018	$(389)	299	$(5)	6,317	$(394)
Marketable equity securities	2	(3)	—	—	2	(3)

Total temporarily impaired securities	$20,209	$(714)	$299	$(5)	$20,508	$(719)

11.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of September 30, 2011 and December 31, 2010 are summarized as follows:

	2011	2010
Commercial:
Real estate	$44,897	$41,970
Non-real estate	17,063	28,336
Construction and land development	8,131	10,388
Agricultural	28,880	26,982
Residential	36,136	30,669
Consumer	1,896	2,435

Total	$137,003	$140,780

At September 30, 2011 and December 31, 2010, respectively, the Company held $44.9 million and $42.0 million in commercial real estate and $8.1 million and $10.4 million in loans collateralized by construction and land development real estate, predominantly in the northern Illinois geographic area.  Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is depressed.

12.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the allowance for loan losses by portfolio segment as of September 30, 2011 and 2010.

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Unallocated	Total

Allowance for	2011
loan losses:
Balances, January 1	$1,515	$577	$633	$79	$497	$31	$31	$3,363
Provision for losses	20	(80)	81	21	(6)	15	109	160
Recoveries on loans	—	46	—	—	34	8	—	88
Loans charged off	(96)	(58)	(260)	—	(242)	(27)	—	(683)
Balances, September 30	$1,439	$485	$454	$100	$283	$27	$140	$2,928

Allowance for	2010
loan losses:
Balances, January 1	$906	$553	$380	$83	$310	$32	$70	$2,334
Provision for losses	157	3	297	13	262	(11)	89	810
Recoveries on loans	89	19	—	—	38	18	—	164
Loans charged off	(241)	(91)	(289)	(18)	(306)	(8)	—	(953)
Balances, September 30	$911	$484	$388	$78	$304	$31	$159	$2,355

13.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans and the related allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2011.

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Unallocated	Total

Total loans:
Individually evaluated for impairment	$1,322	$1,142	$5,166	$362	$171	$—		$8,163
Collectively evaluated for impairment	43,575	15,921	2,965	28,518	35,965	1,896		128,840

Balances, September 30	$44,897	$17,063	$8,131	$28,880	$36,136	$1,896		$137,003

Allowance for loan losses:
Individually evaluated for impairment	$276	$243	$185	$—	$10	$—	$—	$714
Collectively evaluated for impairment	1,163	242	269	100	273	27	140	2,114

Balances, September 30	$1,439	$485	$454	$100	$283	$27	$140	$2,928

14.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

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

15.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011.

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial:
Real estate	$1,322	$1,322	$276	$1,330	$—
Non-real estate	1,151	1,142	243	1,159	9
Construction and land development	4,396	4,277	185	4,277	126
Agricultural	—	—	—	—	—
Residential	11	11	10	11	—
Consumer	—	—	—	—	—
Total	$6,880	$6,752	$714	$6,777	$135

With no related allowance:
Commercial:
Real estate	$—	$—	$—	$—	$—
Non-real estate	—	—	—	—	—
Construction and land development	2,764	889	—	889	—
Agricultural	581	362	—	362	—
Residential	258	160	—	209	4
Consumer	—	—	—	—	—
Total	$3,603	$1,411	$—	$1,460	$4

Total:
Commercial:
Real estate	$1,322	$1,322	$276	$1,330	$—
Non-real estate	1,151	1,142	243	1,159	9
Construction and land development	7,160	5,166	185	5,166	126
Agricultural	581	362	—	362	—
Residential	269	171	10	220	4
Consumer	—	—	—	—	—
Total	$10,483	$8,163	$714	$8,237	$139

16.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

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
September 30, 2011 and 2010

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans by class based on current payment and accrual status as of September 30, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due Greater than 90 Days, Still Accruing	Loans on Nonaccrual

	September 30, 2011

Commercial:
Real estate	$1,379	$—	$2,017	$3,396	$41,501	$44,897	$727	$1,290
Non-real estate	168	111	1,066	1,345	15,718	17,063	9	1,057
Construction and land development	—	—	3,013	3,013	5,118	8,131	—	3,013
Agricultural	—	—	362	362	28,518	28,880	—	362
Residential	614	82	456	1,152	34,984	36,136	296	160
Consumer	57	—	1	58	1,838	1,896	1	—

Total	$2,218	$193	$6,915	$9,326	$127,677	$137,003	$1,033	$5,882

	December 31, 2010

Commercial:
Real estate	$872	$—	$1,717	$2,589	$39,381	$41,970	$143	$1,854
Non-real estate	248	—	2,058	2,306	26,030	28,336	—	2,107
Construction and land development	—	—	4,363	4,363	6,025	10,388	—	4,363
Agricultural	—	—	204	204	26,778	26,982	204	—
Residential	580	313	169	1,062	29,607	30,669	169	—
Consumer	5	—	—	5	2,430	2,435	—	—

Total	$1,705	$313	$8,511	$10,529	$130,251	$140,780	$516	$8,324

18.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

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

The Company categorizes homogenous loans (residential and consumer) possessing similar risk and loss characteristics into performing or nonperforming categories based on relevant information about the ability of the borrowers to service their debt.  Such ability is determined based on the borrower’s current payment status.  Performing loans are less than 90 days past due on payments owed to the Company.  Nonperforming loans are loans greater than or equal to 90 days past due and still accruing interest, loans on nonaccrual, and/or loans considered to be troubled debt restructurings that are not performing under the modified terms of the loan agreement.  The following table presents total loans by class based on their assigned classifications determined by management as of September 30, 2011 and December 31, 2010.

19.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Total

	September 30, 2011

Satisfactory	$5,597	$1,006	$121	$1,798	$—	$—	$8,522
Satisfactory/Monitored	33,644	12,368	1,571	26,720	—	—	74,303
Special Mention	2,287	2,155	1,273	—	—	—	5,715
Substandard	3,369	1,437	5,166	362	—	—	10,334
Doubtful	—	97	—	—	—	—	97
Performing	—	—	—	—	35,680	1,895	37,575
Nonperforming	—	—	—	—	456	1	457

Total	$44,897	$17,063	$8,131	$28,880	$36,136	$1,896	$137,003

	December 31, 2010

Satisfactory	$6,452	$1,263	$448	$1,233	$—	$—	$9,396
Satisfactory/Monitored	31,035	21,124	2,018	25,215	—	—	79,392
Special Mention	1,575	2,201	1,772	—	—	—	5,548
Substandard	2,908	3,371	6,150	534	—	—	12,963
Doubtful	—	377	—	—	—	—	377
Performing	—	—	—	—	30,500	2,435	32,935
Nonperforming	—	—	—	—	169	—	169

Total	$41,970	$28,336	$10,388	$26,982	$30,669	$2,435	$140,780

Troubled Debt Restructurings

As of September 30, 2011 and December 31, 2010, the Company had one loan (residential) considered to be a troubled debt restructuring.  The recorded investment outstanding pre-modification was $258,000, and was partially charged off to $160,000, as of September 30, 2011.  This loan was not performing as of September 30, 2011, but was performing as of December 31, 2010.

20.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

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
September 30, 2011 and 2010

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available for sale securities:
U.S. Treasuries	$3,025	$—	$3,025	$—
Federal agencies	9,557	—	9,557	—
State and municipals	26,088	—	26,088	—
Mortgage–backed securities and collateralized mortgage obligations	324	—	324	—
Corporate obligations	1,463	—	1,463	—
Equities	1	1	—	—
Interest rate swap agreements – customer CDs	1,045	—	1,045	—
Total assets	41,503	1	41,502	—

Liabilities:
Written call options- customer CDs	(1,045)	—	(1,045)	—

Nonrecurring basis:
Impaired loans	6,038	—	—	6,038

22.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a nonrecurring basis were not significant at September 30, 2011 and December 31, 2010.

Nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include other real estate owned (upon initial recognition or subsequent impairment) and reporting units measured at fair value in the first step of a goodwill impairment test.  At September 30, 2011 and December 31, 2010, other real estate owned measured at fair value was $3.2 million and $3.0 million, respectively, using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria.  Due to the significance of the unobservable inputs, all other real estate owned values have been classified as Level 3.  Goodwill was evaluated for impairment at December 31, 2010.  No impairment was identified.

23.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

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

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,		December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$32,033	$32,033	$17,087	$17,087
Interest-bearing time deposits in financial institutions	54,022	54,943	54,837	55,805
Securities available for sale	40,458	40,458	50,749	50,749
Loans held for sale	513	513	895	895
Loans, net	134,075	134,302	137,417	136,121
Cash surrender value of life insurance	3,826	3,826	3,679	3,679
Accrued interest receivable	1,829	1,829	1,397	1,397

Liabilities
Deposits with no stated maturities	190,586	190,586	183,802	183,802
Time deposits	68,197	69,304	74,793	76,499
Borrowings	—	—	2,000	2,005
Accrued interest payable	232	232	332	332

NOTE 8 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2010 and September 30, 2010 condensed consolidated financial statements in order to conform to the September 30, 2011 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 14, 2011, which is the date the financial statements were  issued.

24.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
September 30, 2011 and 2010

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosure provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.  The Company adopted the disclosure provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have a material impact on the Company’s financial position or results of operations.  The disclosures related to loans modified in a troubled debt restructuring are effective for the reporting periods beginning on or after June 15, 2011; the adoption did not have a material impact on the Company’s financial position or results of operations.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance is effective for the reporting periods beginning on or after June 15, 2011 and will be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income,” requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The new authoritative guidance is effective for reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

ASC Topic 350 “Intangibles - Goodwill and Other.”  New authoritative accounting guidance under ASC Topic 350, “Intangibles - Goodwill and Other,” permits an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.  The new authoritative guidance is effective for reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.  Early adoption is permitted.

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

The Company’s net income for the three months ended September 30, 2011, was $707,000, or $1.09 per common share, compared to net income of $397,000, or $.62 per common share for the three months ended September 30, 2010.  The increase in net income was due primarily to an increase in net interest income after the provision for loan losses and a nominal increase in noninterest income, which was partially offset by an increase in income tax expense.

The Company’s assets at September 30, 2011 were $285.6 million compared to $285.8 million at December 31, 2010, a decrease of $220,000, or 0.1%.

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

Mortgage Servicing Rights:  Servicing rights are recognized as assets for the allocated value of servicing rights retained on loans sold and are classified with interest receivable and other assets in the consolidated balance sheets.  Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the rights using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market–based assumptions.  Any impairment of a grouping is reported as a valuation allowance.  There was no such valuation allowance recorded at September 30, 2011 or December 31, 2010.

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

Earnings (Loss) Per Share:  Basic earnings (loss) per share is calculated based on the weighted-average common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to net income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options.

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

29.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL CONDITION

Total assets at September 30, 2011 were $285.6 million compared to $285.8 million at December 31, 2010, a decrease of $220,000, or 0.1%.  This decrease in total assets was the result of a $10.2 million decrease in securities available for sale, a $3.3 million decrease in loan balances outstanding, and modest decreases of $382,000 in loans held for sale, $815,000 in interest- bearing time deposits in financial institutions, and $251,000 in premises and equipment. These decreases were partially offset by a $14.9 million increase in cash and due from banks, a $161,000 increase in other real estate owned, and a nominal increase of $147,000 in cash surrender value of life insurance.

Total liabilities at September 30, 2011 were $260.9 million compared to $262.8 million at December 31, 2010, a decrease of $1.9 million, or 0.7%. This decrease in total liabilities was primarily the result of a $2.0 million decrease in borrowings. The decrease in borrowings was due to a Federal Home Loan Bank advance maturing without renewal. In addition, there were decreases in interest-bearing demand and time deposit accounts, which were attributable to local municipalities drawing down balances for operations and other seasonal payments.

Total shareholder’s equity was $24.7 million at September 30, 2011 and $23.0 million at December 31, 2010.  This increase was the result of $997,000 of additional retained earnings from net income for the nine months ended September 30, 2011 and an increase of $621,000, net of tax, in accumulated other comprehensive income based on the valuation of the Company’s investment portfolio and from a net gain relating to our pension benefit plan obligation.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the third quarter of 2011 was $707,000, or $1.09 per share, a 78.1% increase compared to $397,000, or $0.62 per share, in the third quarter of 2010.  The increase in net income for the quarter was primarily the result of a decrease in the provision for loan losses of $510,000, compared to the third quarter of 2010. Noninterest income increased by $26,000, compared to the same period in 2010. This increase was primarily due to an increase in gains on security sales of $17,000, a $57,000 increase in trust and farm management fees, and a $60,000 increase in other income. These increases were partially offset by decreases in mortgage servicing income of $98,000, and service charges on deposit accounts of $10,000. Noninterest expense also decreased by $14,000 compared to prior year due to decreases in occupancy expense of $76,000 and in insurance expense of $65,000. These decreases were partially offset by increases in other real estate owned expenses of $45,000, professional fees of $28,000, and other expenses of $34,000. The increase in income before taxes also resulted in an increase in the income tax provision of $235,000.

During the nine months ended September 30, 2011, net income was $997,000, or $1.54 per share, compared to $843,000, or $1.30 per share, during the first nine months of 2010.  This 18.3% increase in net income for the nine-month period was due to a decrease in the provision for loan losses of $650,000, which was partially offset by a decrease in noninterest income of $179,000 or 8.4%, and an increase in noninterest expense of $192,000, or 2.7%, compared to the nine months ended September 30, 2010. Decreases in noninterest income and increased noninterest expenses

30.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

were partially offset by an increase of $53,000, or 0.8%, in net interest income compared to the first nine months of 2010. The increase in the Company’s pretax income also resulted in an increase in the income tax provision of $178,000 for the first nine months of 2011, compared to the same period in 2010.

The annualized return on average assets was 0.47% for the nine months ended September 30, 2011, compared to 0.38% in 2010.   The annualized return on average equity increased to 5.6% for the nine months ended September 30, 2011, from 4.3% in 2010.

NET INTEREST INCOME

Net interest income decreased by 0.2% to $2.3 million for the three months ended September 30, 2011 as compared to the same period in 2010.  Total interest and dividend income decreased to $2.7 million for the three months ended September 30, 2011, compared to $2.8 million for the three months ended September 30, 2010.  This change was primarily the result of a decrease in interest income from loans to $2.1 million for the three months ended September 30, 2011 from $2.2 million for the same period a year earlier. This decrease was the result of a $3.8 million decrease in the year to date average principal balance of the loan portfolio compared to the prior year and loans repricing downward as mortgage interest rates remained historically low during 2010 and in the first nine months of 2011. In addition, a decrease of interest income from interest-bearing time deposits in other financial institutions of $40,000 for the third quarter of 2011 compared to the prior year resulted in a decrease in total interest and dividend income of $177,000 for the third quarter of 2011 compared to the prior year. Total interest expense decreased to $386,000 for the three months ended September 30, 2011 from $558,000 for the same period ended September 30, 2010, which represents a 30.8% decrease. Decreased interest expense was primarily the result of lower rates paid on deposits. The $172,000 decrease in total interest expense partially offset the decrease in total interest income for the quarter resulting in a $5,000 decrease in net interest income for the third quarter in 2011 compared to the prior year.

Net interest income for the nine months ended September 30, 2011 was $6.8 million compared to $6.7 million for the same period in 2010. There was a nominal increase of $53,000 in 2011 which was the result of a $465,000 decrease in total interest and dividend income, offset by a $518,000 decrease in total interest expense compared to the prior year. The Company’s net interest margin was 3.67% for the nine months ended September 30, 2011 and 3.82% a year earlier. Loan and securities income is reflected on a fully tax equivalent basis utilizing a 34% rate for municipal securities and tax exempt loans. Net interest income on a fully taxable equivalent basis was $6.8 million for the nine months ending September 30, 2011 and $6.7 million in 2010. The tax equivalent yield on average earning assets of $244.0 million in 2011 and $236.8 million for the same period in 2010, decreased to 4.34% for the nine months ended September 30, 2011 from 4.81% for the same period ended September 30, 2010, a decrease of 47 basis points. This decrease was offset by a corresponding decrease in the cost of funds to 0.73% from 1.05% paid for the same period ended September 30, 2010, a 32 basis point decrease. These decreases resulted from ongoing repricing of assets and liabilities as they matured in the decreasing rate environment in late 2010 and during the first nine months of 2011.

31.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

During the third quarter of 2011, a $240,000 reversal of the provision for loan losses was recorded compared to a $270,000 expense during the third quarter of 2010. Year to date provision for loan losses was $160,000 in 2011 compared to $810,000 in 2010. As of September 30, 2011, the allowance for loan losses totaled $2.9 million, or 2.14% of total loans, which has decreased from $3.4 million, or 2.39% of total loans, as of December 31, 2010.  Nonaccrual loans decreased from $8.3 million at December 31, 2010 to $5.9 million at September 30, 2011. Nonperforming loans, including nonaccrual loans, decreased $1.9 million to $6.9 million over the same period. Management believes that these nonperforming loans are well collateralized or have specific reserves in place in the event of a collateral shortfall, which significantly reduces the Company’s exposure to losses on the credits.

The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and other factors, including real estate values in the Company’s market area and management’s assessment of current collection risks within the loan portfolio. While the general economy and the Company’s loan portfolio have shown signs of improvement, borrowers may continue to experience difficulties and the level of nonperforming loans, charge offs, and delinquencies could rise and require increases in the provision for loan losses. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values and economic conditions.

Management concluded that the allowance for loan losses was adequate at September 30, 2011 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $921,000 for the three months ended September 30, 2011 compared to $895,000 for the same period in 2010, an increase of $26,000 or 2.9%. The increase in noninterest income was primarily due to a $57,000 increase in trust and farm management fees, a $17,000 increase in security gains resulting from a net gain of $280,000 on the sale of investment securities in the third quarter of 2011 compared to a $263,000 net gain in the third quarter of 2010. Also contributing to the increase in noninterest income was a $60,000 increase in other income. These increases were partially offset by decreases in service fees on deposit accounts of $10,000, and a $98,000 decrease in mortgage servicing income compared to the same period in the prior year.

For the nine months ended September 30, 2011, total noninterest income decreased by 8.4% or $179,000 to $1.9 million.  Securities gains decreased $69,000 to a gain of $272,000 compared to a gain of $341,000 in the prior year.  Also, gains on loan sales to the secondary market decreased

32.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

$108,000 to $193,000 compared to 2010, due to decreased origination and refinancing volume. Service charges on deposit accounts decreased by $80,000, or 14.3%, due to lower overdraft volume. Other income increased $21,000, or 4.0% compared to the same period in the prior year.

NONINTEREST EXPENSE

The Company’s noninterest expense was $2.4 million for the three months ended September 30, 2011 and for the same period in 2010. Salaries and employee benefits, the largest component of noninterest expense, increased $25,000, or 2.1%, to $1.2 million.  Other real estate owned expenses increased $45,000 to $172,000 in the third quarter of 2011 compared to 2010 due to increased expenses related to properties held and valuation losses on other real estate in 2011. Modest increases in professional fees of $28,000, and other expenses of $34,000 were offset by decreases in insurance expense of $65,000, data processing fees of $5,000, and occupancy and equipment expenses of $76,000. Insurance expense decreased primarily due to decreases in FDIC insurance for the current year. Property and equipment expenses decreased due to an impairment charge of $81,000 that was recorded for a former branch facility during the third quarter of 2010. In addition, income tax expense increased $235,000 from $136,000 in 2010 compared to $371,000 for the third quarter in 2011.

For the nine months ended September 30, 2011, total noninterest expense increased $192,000 to $7.2 million, or 2.7%, compared to the prior year period.  Salaries and employee benefits increased $65,000, or 1.9%, to $3.6 million.  Other real estate owned expenses increased $429,000 to $749,000 in the current year due to increased expenses related to properties held and valuation losses on other real estate in 2011. Increases in data processing expense of $15,000 and professional fees expense of $18,000, were offset by decreases in other expenses of $124,000, occupancy and equipment expenses of $75,000 and insurance expense of $136,000. Insurance expense decreased by $136,000 compared to the prior year due to an expected decrease in the FDIC insurance assessment rate for 2011. Other expenses decreased by $124,000 compared to the prior year due to an impairment charge regarding an investment security of $129,000 that was taken during the second quarter of 2010.  In addition, income tax expense increased $178,000 due to a $324,000 expense in 2011 compared to a $146,000 expense in 2010.

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

Liquidity management is both a daily and long-term responsibility of management.  The Company adjusts its investments in liquid assets based upon management’s assessment of  (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program.  Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term United States government and agency obligations. The Company’s most

33.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

liquid assets are cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given year.  At September 30, 2011, cash and due from banks and certificates of deposit held at other financial institutions maturing in less than 1 year totaled $51.6 million.  The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans.  The Company may also utilize the sale of securities available for sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

The following table discloses contractual obligations and commercial commitments of the Company as of September 30, 2011 (dollars in thousands):

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$17,038	$8,517	$3,971	$626	$3,924
Data processing contract payable	464	223	241	—	—
Standby letters of credit(1)	299	289	10	—	—

	$17,801	$9,029	$4,222	$626	$3,924

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

35.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

36.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONTROLS AND PROCEDURES

ITEM 4:	CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of 2011, there have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting or disclosure controls.

37.

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

38.

ITEM 6.	EXHIBITS (Continued)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/S/ Joachim J. Brown
Date: November 14, 2011	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Vincent G. Easi
Date: November 14, 2011	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)

40.