Form 10-K
period 2011-12-31
FIRST OTTAWA BANCSHARES INC
filed 2012-03-26
CIK 1099668

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last known sales price on or prior to June 30, 2011, the last business day of the Company’s most recently completed second fiscal quarter, was $24,803,814.

645,988 shares of common stock were outstanding as of March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s 2011 Annual Report to Shareholders is incorporated by reference in Parts II and IV, and the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012 is incorporated by reference in Part III.

Except for those portions of the 2011 Annual Report incorporated by reference, the Annual Report is not deemed filed as part of this Report.

PART I

Item 1.Business

General

First Ottawa Bancshares, Inc. (the “Company”) is a bank holding company for its wholly-owned subsidiary, The First National Bank of Ottawa (the “Bank”), and the Bank’s wholly owned subsidiary, First Ottawa Financial Corporation.  The Company was organized as a Delaware corporation in 1999.  As of December 31, 2011, the Company had total assets of $270.7 million, total deposits of $242.3 million, net loans, including loans held for sale, of $126.9 million and total shareholders’ equity of $24.2 million.  For the year ended December 31, 2011, the Company had interest income of $10.5 million and net income of $750,000, which amounted to basic and diluted earnings per share of $1.16.

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

Market Area

The Company is located in north-central Illinois, with corporate offices in Ottawa, Illinois in LaSalle County, approximately 80 miles southwest of Chicago.  All branches, including Streator, LaSalle County; Morris, Grundy County; and Yorkville, Kendall County, are located in Illinois within 45 miles of the corporate offices.  Ottawa, Morris, and Yorkville are the county seats of their respective counties, all with associated governmental offices and workforce.  Ottawa and Streator are the principal cities of the 5th largest Micropolitan Statistical Area in the United States, by population, as determined by the 2000 U.S. census. The population concentration in the Company’s market areas, which is larger than many metropolitan areas, has added to interest in the region for developers and those exploring relocation or expansion. The market areas are served by major transportation routes, Interstates 80, 88, 39, and 55, as well as rail, and the Illinois River waterway system. The Company continues to explore expansion opportunities within its existing market area and in surrounding areas.

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

Sixteen loan officers have the authority to handle all lending activities of the Company. Each lending officer has authority to approve extensions of credit up to their individual lending limit.  The Company has an Officers Loan Committee (consisting of Loan Officers, the Chief Lending Officer, Chief Credit Officer, and the President of the Bank) which approves loans of up to $1,000,000.  All loans between $1,000,000 and $2,000,000 are sent to the Director’s Loan Committee for approval.  The Director’s Loan Committee along with the Risk Management Committee is also responsible for monitoring concentration of credits, problem and past due loans, and charge-offs of uncollectible loans, as well as formulating recommendations for the Board of Directors regarding loan policy modifications, loan classifications, and charge-offs. All loans in excess of $2,000,000 are reviewed and approved by the entire Board of Directors.  The Board of Directors also is responsible for directing and supervising the Director’s Loan Committee, policy review, and oversight of the loan and investment functions of the Company.  The Board of Directors also monitors the adequacy of the Company’s loan loss reserves.

Loan Portfolio Composition.  The Company’s gross loan portfolio, including loans held for sale, totaled $129.7 million at December 31, 2011, representing 53.5% of the Company’s total deposits at that date.  The Company’s loan portfolio at December 31, 2011 included $94.8 million for real estate purposes, $8.1 million for consumer purposes, and $26.7 million for commercial and agricultural purposes.

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

The Company’s strategy in addressing and managing these types of risks is to follow its loan policies and underwriting practices, which include: (i) granting loans on a sound and collectible basis; (ii) investing funds profitably for the benefit of the Company’s shareholders and the protection of its depositors; (iii) serving the legitimate needs of the community and the Company’s general market area while maintaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; (vi) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies; and (vii) developing and applying adequate collections procedures.

All table dollar amounts throughout the Form 10-K are in thousands except share and per share data. In addition, it should be noted that in such tables, the dollar amounts and loan categories do not conform with the dollar amounts and loan categories (other than in total dollars) in note 4 to the consolidated financial statements due to classification changes in the current year for which prior year comparable data is not available.

The following table presents the components of the Company’s loan portfolio as of December 31 for each year shown.

	2011	2010	2009	2008	2007

Real estate loans	$94,765	$94,357	$103,579	$112,237	$120,581

Commercial loans	26,688	36,946	34,855	33,632	28,354

Installment loans, net of unearned income	1,496	2,435	2,654	3,772	5,439

Home equity lines of credit	6,606	7,042	8,351	9,721	11,051

Total loans	129,555	140,780	149,439	159,363	165,425

Allowance for loan losses	(2,781)	(3,363)	(2,334)	(1,612)	(1,588)

Loans, net	$126,774	$137,417	$147,105	$157,751	$163,837

Loans held for sale	$145	$895	$46	$229	$-

Maturities (based on contractual terms) of the Company’s commercial and construction loan portfolio at December 31, 2011 are summarized below:

	One Year or Less	One to Five Years	Over Five Years	Total

Commercial and agricultural	$12,495	$8,164	$6,029	$26,688

Construction	2,894	2,012	598	5,504

Total	$15,389	$10,176	$6,627	$32,192

At December 31, 2011, of the $108.0 million in total loans that mature in more than one year, $63.7 million, or 59.0%, bear interest at fixed rates and $44.3 million, or 41.0%, bear interest at variable rates.

Consumer Loans.  The Company makes consumer loans for various purposes, including home equity lines of credit, personal, family, and nonbusiness reasons such as automobile and recreational vehicle purchases, on both a direct and indirect basis.  Consumer loans totaled approximately $8.1 million at December 31, 2011, or approximately 6.3% of the Company’s total loan portfolio.  Approximately 8.6% of the Company’s consumer loans were automobile loans, and of these loans, approximately 48.1% were made indirectly by the Company through automobile dealers.  At December 31, 2011, the Company had one consumer loan totaling $9,000 past due in excess of 90 days.

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

Commercial, Agricultural, and Real Estate Lending.

Real Estate Lending. The Company’s primary real estate lending consists of commercial real estate loans with smaller portions in residential and agricultural real estate loans.  Real estate loans at December 31, 2011 totaled approximately $94.8 million or approximately 73.2% of the Company’s total loan portfolio.  All borrowers requesting a real estate loan are required to submit an application which is reviewed by the loan officer.  A credit investigation is performed and an analysis of the borrower’s ability to repay is conducted.  Subsequently, an inspection and appraisal of the real property is conducted to determine whether or not the property is of sufficient value to meet the Company’s suggested maximum loan-to-value ratio of 70% to 80% of the lesser of the appraised value or the purchase price of the property securing the loan.  Under certain federal guaranteed loan programs utilized by the Company, the maximum loan-to-value ratio is higher.  With respect to loans secured by commercial or industrial real estate, the Company analyzes the potential for environmental liability concerns and, depending upon the circumstances, the Company may require additional information or testing.  Commercial and agricultural real estate loans are generally originated under the same policies and procedures as discussed below for commercial and agricultural non-real estate loans.

The Company’s residential real estate loans consist of 15-year, 20-year and 30-year fixed-rate and variable-rate loans with amortization periods equal to the maturity of the loan.  The Company’s fixed-rate loans with biweekly payments account for approximately 29.5% of all the residential real estate loans of the Company. The biweekly loan program amortizes 25-year loans in approximately 18.9 years.  The Company also originates a variety of loans that are sold into the secondary market through Federal Home Loan Mortgage Corporation (“Freddie Mac”) and private investors.  These loans are underwritten to meet all Freddie Mac requirements.  The Company retains servicing rights on loans sold into the secondary market.  At December 31, 2011, mortgage loans serviced for the secondary market totaled approximately $50.9 million.

At December 31, 2011, the Company had eight residential real estate mortgage loans  totaling $1.2 million that were past due in excess of 90 days, and seven commercial real estate loans totaling $4.9 million that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

Commercial and Agricultural.  At December 31, 2011, the Company’s commercial and agricultural loans totaled $26.7 million, or approximately 20.6% of the total loan portfolio of the Company.  The majority of agricultural and commercial non-real estate loans are written for one to five years. These loans may bear interest at a fixed or variable rate and are amortized over a 15-year to 20-year period. Fixed rates are established by the Company’s management after considering the cost of funds to the Company as well as the rates of competing institutions.  The variable rate is generally based upon the national prime rate as disclosed in The Wall Street Journal.  Principal and interest payments on commercial loans generally are required monthly; whereas, payments on agricultural loans vary from monthly, quarterly, semi-annually, and annually.  At December 31, 2011, the Company had six commercial non-real estate loans totaling $1.0 million that were past due in excess of 90 days. There were no agricultural non-real estate loans at December 31, 2011 that were past due in excess of 90 days. Management feels the Company is well collateralized and expects no loss in excess of specific allocations on the loans.

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

At December 31, 2011, the Company had 26 loans delinquent for 30 to 89 days in an aggregate principal amount of $2.1 million, representing 1.6% of the total loan portfolio.  At December 31, 2011, the Company had 22 loans totaling $7.1 million delinquent for 90 or more days, representing 5.5% of the total loan portfolio.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in accordance with banking regulations or in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.  Interest on these loans is credited to income only when the collection of principal is reasonably assured and only to the extent interest payments are received.  If management feels collection of both interest and principal is probable, the loan is not transferred to nonaccrual status.  At December 31, 2011, there were 19 loans totaling $6.1 million, on nonaccrual status.

As a result of economic conditions and other factors beyond the Company’s control, the Company’s future loss and delinquency experience cannot be predicted with certainty.

The nonperforming assets of the Company as of December 31 are indicated below:

	2011	2010	2009	2008	2007

Nonaccrual loans	$6,077	$8,324	$6,809	$965	$1,163
Loans 90 days past due and
still accruing interest	1,018	516	2,583	2,098	701
Other real estate owned	4,878	3,005	1,898	310	325

Total nonperforming assets	$11,973	$11,845	$11,290	$3,373	$2,189

Nonperforming loans as a percentage
of total loans	5.48%	6.28%	6.28%	1.92%	1.13%

Nonperforming assets as a percentage
of total assets	4.42	4.14	3.98	1.23	.81

Nonperforming loans as a percentage
of the allowance for loan losses	255.12	262.86	402.40	209.24	117.38

 Loans are placed on nonaccrual status when 90 days past due, unless they are fully secured and in the process of collection.  At December 31, 2011, there were two other impaired loans classified as problem loans that were not included above.  Management also maintains a report on loans requiring attention that includes loans greater than 60 days delinquent or other loans as deemed necessary by the Company’s internal loan review or the loan committee.  The total of loans requiring attention, including nonperforming loans, as of December 31, 2011 was $17.4 million.

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

The allowance for loan losses is established through a charge to operations at the time loan value becomes impaired or, in the judgment of management, other subjective factors warrant additional reserves. As noted in the previous table, nonperforming loans decreased by $1.7 million in 2011 after increasing by $552,000 during 2010.  Management considered this information along with other portfolio trends when considering the adequacy of the allowance for loan losses at December 31, 2011 to absorb probable losses on existing loans. At December 31, 2011, the balance in the allowance for loan losses was $2.8 million, or 2.15% of gross loans outstanding.  Management has concluded that the allowance for loan losses was adequate at December 31, 2011, to cover probable losses on existing loans. However, there can be no assurance that the allowance for loan losses is adequate to cover all losses in the loan portfolio.

The Company had 17 properties valued at a total of $4.9 million, resulting from foreclosure, classified as other real estate owned at December 31, 2011. Other real estate owned is generally carried at the lower of cost or the fair value less the estimated cost to sell at the date of foreclosure.

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

Loan loss experience for the five years ended December 31, 2011 is summarized as follows:

	2011	2010	2009	2008	2007

Balance of the allowance for loan
losses at beginning of year	$3,363	$2,334	$1,612	$1,588	$1,463
Charge-offs
Real Estate	1,342	4,698	434	77	16
Commercial	110	177	227	41	67
Installment	43	6	23	89	55
Total charge-offs	1,495	4,881	684	207	138

Recoveries
Real Estate	68	127	1	1	-
Commercial	88	24	31	16	56
Installment	12	19	44	44	27
Total recoveries	168	170	76	61	83
Net charge-offs	1,327	4,711	608	146	55
Provision	745	5,740	1,330	170	180

Balance at end of year	$2,781	$3,363	$2,334	$1,612	$1,588

Net charge-offs to average
total loans	.96%	3.31%	.41%	.09%	.03%
Allowance for loan losses to
total loans at year-end	2.15	2.39	1.56	1.01	.96

The Company’s allocation of the allowance for loan losses as of December 31 is presented below:

	2011		2010		2009		2008		2007
	Amount	Percent of Total Allowance	Amount	Percent of Total Allowance	Amount	Percent of Total Allowance	Amount	Percent of Total Allowance	Amount	Percent of Total Allowance

Real estate
loans	$2,033	73.1%	$2,724	81.0%	$1,679	71.9%	$1,196	74.2%	$1,179	74.2%

Commercial
and agricultural
loans	567	20.4	577	17.2	553	23.7	336	20.8	248	15.6

Installment loans	27	1.0	31	.9	32	1.4	51	3.2	74	4.7

Unallocated	154	5.5	31	.9		3.0	29	1.8	87	5.5

Balance at
end of year	$2,781	100.0%	$3,363	100.0%	$2,334	100.0%	$1,612	100.0%	$1,588	100.0%

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

Approximately $2.2 million of the States and political subdivisions bonds held at December 31, 2011 are callable at the option of the issuer, which represent limited prepayment risk to the Company.

As of December 31, 2011, the Company had approximately $12.2 million invested in municipalities located within LaSalle County, Illinois.

Securities Portfolio

The following table shows the maturity distribution of the available-for-sale securities portfolio and the weighted average yield of the portfolio at December 31, 2011.

	One Year or Less	Weighted Average Yield	One to Five Years	Weighted Average Yield	Five to Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield	Total	Weighted Average Yield

U.S. Treasury securities	$2,017	.70%	-	-%	-	-%	-	-%	2,017	.70%
U.S. Government agencies	3,939	1.13	17,968	.82	-	-	-	-	21,907	.88
States and political subdivisions	2,573	2.82	8,072	3.63	4,474	5.61	1,116	5.02	16,235	4.12
Mortgage-backed securities and
collateralized obligations (1)	206	4.10	45	6.98	18	2.24	-	-	269	4.46
Corporate bonds	514	.91	1,244	1.86	-	-	-	-	1,758	2.07
Equity securities	1	N/A	-		-	-	-	-	1	N/A

Total securities	$9,250	1.56%	$27,329	1.71%	$4,492	5.60%	$1,116	5.02%	$42,187	2.17%

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

The following table shows the Company’s average balances and rates paid during the years shown.

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate

Noninterest-
bearing
demand
deposits	$37,167	14.3%	-%	$33,453	12.9%	-%	$34,035	13.3%	-%
Interest-bearing
demand and money			.08	123,801	47.8	.19	116,570	45.7	.34
market accounts	119,970	46.1
Savings accounts	30,937	11.9	.11	26,450	10.2	.19	24,118	9.5	.34
Time deposit
accounts	71,901	27.7	2.02	75,558	29.1	2.52	80,246	31.5	3.27

	$259,975	100.0%	.61%	259,262	100.0%	.84%	$254,969	100.0%	1.22%

The distribution of the major components of deposits as of December 31, 2011 and 2010 is summarized in the balance sheets included in the 2011 consolidated financial statements, which are incorporated herein by reference. The following is a maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2011:

	Balance	Percentage
Maturity
Three months or less	$9,437	33.6%
Over three months to six months	2,526	9.0
Over six months to one year	3,804	13.6
Over one year	12,270	43.8

Total	$28,037	100.0%

 Borrowings

     The Company’s other available sources of funds include financing arrangements for securities sold under agreements to repurchase, federal funds purchased lines, and Federal Home Loan Bank borrowings. Total borrowings decreased to $1.8 million in 2011 as a result of $2.0 million in Federal Home Loan Bank advances being repaid in 2011 and the purchase of $1.8 million of unsecured overnight funds purchased from a correspondent bank. There were no outstanding securities sold under agreements to repurchase during 2011 or 2010.

Trust

The Company’s trust department primarily services LaSalle County and surrounding counties.  At December 31, 2011, the trust department had 379 accounts under management, 183 of which were discretionary accounts.  The trust department provides a full complement of asset management services for personal trusts, estates, and agencies.  At December 31, 2011, the trust department had assets under management of approximately $129.0 million, of which $87.6 million was in discretionary accounts.

The Company, in conjunction with its trust department, also provides farm management services.  At December 31, 2011, the department managed 46 farms.  The department manages or directs approximately 5,992 acres of farmland in LaSalle County, Illinois and surrounding counties.

Competition

The Company has active competition in all product and service areas in which it presently engages.  The Company not only competes for commercial and individual deposits, loans, and trust business with other LaSalle, Grundy, and Kendall County, Illinois banks, but also with savings and loan associations, credit unions, and other financial service companies located in and around LaSalle, Grundy and Kendall Counties.  Many of these competitors may not be subject to the same regulatory restrictions as the Company. As of December 31, 2011, there were approximately 18 commercial banks and six savings institutions with offices in LaSalle County, 10 commercial banks and three savings institutions in Grundy County, and 18 commercial banks and one savings institution in Kendall County.  In addition there were 10 credit unions located in the same county markets. The principal methods of competition in the banking and financial services industry are quality of services to the customer; ease of access to services; and pricing of services, including interest rates paid on deposits, interest rates charged on borrowings, and fees charged for fiduciary services. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

Employees

As of December 31, 2011, the Company had 92 employees, consisting of 81 full-time employees and 11 part-time employees.  The Company’s employees are not subject to a collective bargaining agreement, and management believes it has excellent relations with its staff.

Stock Repurchases

No common stock was repurchased during 2011 or 2010.

Website

The Company maintains a website at www.firstottawa.com.  The Company makes available free of charge on or through its website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  The Company will also provide copies of its filings free of charge upon written request to: Ms. Cheryl Gage, Corporate Secretary, First Ottawa Bancshares, Inc. 701 LaSalle Street, P.O. Box 657, Ottawa, Illinois 61350. Additionally, all of the Company’s filings with the Securities and Exchange Commission are also available, free of charge, through the SEC’s website at www.sec.gov.

SUPERVISION AND REGULATION
General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), and the newly-created Bureau of Consumer Financial Protection (the “Bureau”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.   In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury Department (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the current supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

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

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the effect of any changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels.  The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As an example, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. The Company has not issued trust preferred securities and, as a result of the Dodd-Frank Act, it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

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

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

On September 30, 2011, the Bank agreed with the OCC to maintain a minimum Tier 1 capital to adjusted total assets ratio of 7.25%, which is in excess of the minimum requirement of 5.00% to be well-capitalized under prompt corrective action provisions.  The Bank was in compliance with this heightened capital requirement at December 31, 2011.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  Basel III requires, among other things: (i) a new required ratio of  minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer). The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

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

The TARP Capital Purchase Program.  On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions.  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The Company did not participate in the CPP.

Dividends. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 30, 2009, the Bank prepaid the FDIC its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This change may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits.  A rate reduction to .0068% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2011, the Bank paid supervisory assessments to the OCC totaling $110,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As of December 31, 2011, the Bank was unable to pay dividends without prior regulatory approval.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

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

Transaction Account Reserves.  Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a 10% reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

 Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the Bureau commenced operations to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

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

Foreclosure and Loan Modifications.  Federal and state laws further impact mortgage foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

 Illinois has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud in light of the settlement reached in early February of 2012 by 49 state attorneys general and the federal government with the country’s five largest loan servicers: Ally/GMAC, Bank of America, Citi, JPMorgan Chase, and Wells Fargo.  Every state except Oklahoma signed on to the settlement. The settlement will provide as much as $25 billion in relief to distressed borrowers in the states who signed on to the settlement; and direct payments to signing states and the federal government.  The agreement settles state and federal investigations finding that the country’s five largest loan servicers routinely signed foreclosure related documents outside the presence of a notary public and without really knowing whether the facts they contained were correct and holds the banks accountable for their wrongdoing on robo-signing and mortgage servicing.  The agreement settles only some aspects of the banks’ conduct related to the financial crisis (foreclosure practices, loan servicing, and origination of loans). State cases against the rating agencies and bid-rigging in the municipal bond market, for example, continue.

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2.Properties

The Company’s main office is located at 701 LaSalle Street, Ottawa, Illinois.  The building is comprised of approximately 15,000 square feet.  The main office building is a two-story structure constructed principally of masonry which was opened in 1865.  The Company also operates seven branch office facilities. A limited service branch, which contains eight drive-thru lanes, is located at 300 West Madison Street, Ottawa, Illinois, and six full-service branches are located at 601 State Street, Ottawa, Illinois; 2771 North Columbus Street, Ottawa, Illinois; 1771 North Division Street, Morris, Illinois; 2324 North Bloomington Street, Streator, Illinois; 409 East Bridge Street, Streator, Illinois; and 1459 Cannonball Trail, Yorkville, Illinois. The main banking office and branch offices are owned by the Company in fee and are unencumbered.

Item 3.Legal Proceedings

The Company is from time to time a party to legal proceedings in the ordinary course of business that are incidental to the business of banking. Neither the Company nor the Bank is engaged in any legal proceedings of a material nature as of the date of this Form 10-K.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Price Range of Common Stock” on page 59 of the 2011 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 2011 through October 31, 2011	0	0	0	0
November 1, 2011 through November 30, 2011	0	0	0	0
December 1, 2011 through December 31, 2011	0	0	0	0
Total	0	0	0	0

Item 6.	Slected Financial Data

The information set forth under the caption “Selected Consolidated Financial Information” on page 1 of the 2011 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 9 of the 2011 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 10 of the 2011 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth on pages 14 through 59 of the 2011 Annual Report to Shareholders (filed as Exhibit 13.1 of this Form 10-K) are incorporated herein by reference:

The portions of the 2011 Annual Report to Shareholders which are not specifically incorporated by reference as a part of this Form 10-K are not deemed to be a part of this report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods indicated.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on the criteria specified.

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

Item 9B. Other Information

None

PART III

Item 10.Directors and Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

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

Item 11.Executive Compensation

The information set forth under the captions “Corporate Governance and the Board of Directors,” “Executive Compensation” and “Director Compensation” of the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

 Equity Compensation Plan Information

 The table below sets forth the following information as of December 31, 2011 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

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

Item 13.Certain Relationships and Related Transactions and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements All financial statements of the Registrant are incorporated herein by reference as set forth under Item 8, Part II of this report on Form 10-K.

2.	Financial Statement Schedules
Not applicable.

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this report:

3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc.

3(ii)	By-Laws of First Ottawa Bancshares, Inc.

10.1	Employment Agreement for J. Brown*

10.2	Amendment No. 1 to Employment Agreement for J. Brown*

10.3	Amendment No. 2 to Employment Agreement for J. Brown*

10.4	Employment Agreement for D. Harris*

10.5	Amendment No. 1 to Employment Agreement for D. Harris*

10.6	Employment Agreement for P. Fayhee*

10.7	Amendment No. 1 to Employment Agreement for P. Fayhee*

10.8	Employment Agreement for V. Easi*

10.9	Amendment No. 1 to Employment Agreement for V. Easi*

10.10	Executive Officer Bonus Plan*

10.11	Stock Incentive Plan

10.12	Summary of Director Fees

10.13	Form of Supplemental Nonqualified Retirement Agreement

13.1	2011 Annual Report to Shareholders

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*   Indicates management contract or compensation plan or arrangement.

**
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

Date:March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joachim J. Brown	Director and President/	March 26, 2012
Joachim J. Brown	Chief Executive Officer

/s/ Bradley J. Armstrong	Director	March 26, 2012
Bradley J. Armstrong

/s/ John L. Cantlin	Director	March 26, 2012
John L. Cantlin

/s/ Donald J. Harris	Director and Executive	March 26, 2012
Donald J. Harris	Vice President, Chief Operating Officer

/s/ Thomas P. Rooney	Director	March 26, 2012
Thomas P. Rooney

/s/ William J. Walsh	Director	March 26, 2012
William J. Walsh

/s/ Brian P. Zabel	Director	March 26, 2012
Brian P. Zabel

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to	Attached Hereto
3(i)	Certificate of Incorporation of First Ottawa Bancshares, Inc. (as amended)	Form 10-K for the year ended 12/31/2002
3(ii)	By-Laws of First Ottawa Bancshares, Inc.	Form 8-K dated 2/11/2011
10.1	Employment Agreement for J. Brown	Form 10-K for the year ended 12/31/2002
10.2	Amendment No. 1 to Employment Agreement for J. Brown	Form 10-K for the year ended 12/31/2009
10.3	Amendment No. 2 to Employment Agreement for J. Brown	Form 10-K for the year ended 12/31/2009
10.4	Employment Agreement for D. Harris	Form 8-K dated 6/10/2005
10.5	Amendment No. 1 to Employment Agreement for D. Harris	Form 10-K for the year ended 12/31/2009
10.6	Employment Agreement for P. Fayhee	Form 8-K dated 6/10/2005
10.7	Amendment No. 1 to Employment Agreement for P. Fayhee	Form 10-K for the year ended 12/31/2009
10.8	Employment Agreement for V. Easi	Form 8-K dated 10/10/2007
10.9	Amendment No. 1 to Employment Agreement for V. Easi	Form 10-K for the year ended 12/31/2009
10.10	Executive Officer Bonus Plan	Form 10-K for the year ended 12/31/2002
10.11	Stock Incentive Plan	Form S-8 dated 8/1/03
10.12	Summary of Director Fees	Form 10-K for the year ended 12/31/2004

10.13	Form of Supplemental Nonqualified Retirement Agreement	Form 10-K for the year ended 12/31/2004
13.1	2011 Annual Report to Shareholders		X
21.1	Subsidiaries		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.