Form 10-Q
period 2012-03-31
FIRST OTTAWA BANCSHARES INC
filed 2012-05-14
CIK 1099668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ____________ to ______________

Commission file number 000-30495

FIRST OTTAWA BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-4331185
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

701 LaSalle Street	61350
Ottawa, Illinois	(ZIP Code)
(Address of principal executive offices)

(815) 434-0044
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated ☐ filer Accelerated ☐ filer Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of May 14, 2012, the registrant had outstanding 645,988 shares of common stock, $1.00 par value per share.

FIRST OTTAWA BANCSHARES, INC.

Form 10-Q Quarterly Report

3.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$11,419	$21,345
Interest-bearing time deposits with financial institutions	54,811	55,348
Securities available for sale	56,964	42,187
Loans held for sale	102	145
Loans, net of allowance for loan losses of $2,852 and $2,781, respectively	122,414	126,774
Premises and equipment, net	7,332	7,428
Goodwill	2,446	2,446
Core deposit intangible, net	178	215
Other real estate owned	4,726	4,878
Cash surrender value of life insurance	3,888	3,857
Accrued interest receivable and other assets	5,761	6,034

Total assets	$270,041	$270,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing demand	$38,766	$36,894
Interest-bearing demand	78,549	81,581
Money market savings	26,285	24,538
Savings	34,908	32,562
Certificates and other time deposits of $100,000 or more	26,451	28,037
Other certificates and time deposits	38,465	38,644
Total deposits	243,424	242,256

Borrowings	-	1,800
Other liabilities	2,272	2,352
Total liabilities	245,696	246,408

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1 par value authorized and unissued – 20,000 shares	-	-
Common stock - $1 par value, 1,000,000 shares authorized and 753,734 issued	754	754
Additional paid-in capital	4,868	4,844
Retained earnings	25,111	25,003
Treasury stock, at cost - 107,746 shares	(6,299)	(6,299)
Accumulated other comprehensive loss	(89)	(53)
Total shareholders’ equity	24,345	24,249

Total liabilities and shareholders’ equity	$270,041	$270,657

See accompanying notes to condensed consolidated financial statements.

4.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months ended March 31, 2012 and 2011
(In thousands, except share and per share data)
(Unaudited)

	2012	2011
Interest and Dividend Income
Loans, including fees	$1,883	$2,064
Securities available for sale
Taxable	185	218
Exempt from federal income tax	88	113
Interest-bearing deposits with financial institutions	226	258
Other	4	9
Total interest and dividend income	2,386	2,662

Interest Expense
Interest-bearing demand deposits	8	26
Money market savings accounts	3	6
Savings deposits	9	7
Time deposits	319	393
Borrowings	-	5
Total interest expense	339	437

NET INTEREST INCOME	2,047	2,225
Provision for loan losses	90	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,957	1,925

Noninterest Income
Service fees	157	144
Trust and farm management fees	135	135
Mortgage servicing income, net	90	51
Net realized losses on available for sale securities	-	(10)
Other	146	182
Total noninterest income	528	502

Noninterest Expense
Salaries and employee benefits	1,190	1,164
Occupancy and equipment	298	311
Data processing fees	127	132
Insurance	156	138
Professional fees	145	112
Amortization of core deposit intangible	37	37
Other real estate owned, net	225	206
Other	217	243
Total noninterest expense	2,395	2,343

INCOME BEFORE INCOME TAXES	90	84

Income tax benefit	(18)	(47)

NET INCOME	$108	$131

Earnings per share – basic	$0.17	$0.20
Earnings per share – diluted	$0.17	$0.20

Average shares outstanding	645,988	645,988

See accompanying notes to condensed consolidated financial statements.

5.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net income	$108	$131

Other comprehensive loss
Unrealized net loss on securities available for sale, net of reclassifications and tax effects	(98)	(131)
Net gain relating to benefit liability	62	-
Other comprehensive loss	(36)	(131)

Comprehensive income	$72	$-

See accompanying notes to condensed consolidated financial statements.

6.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

					Accumulated	Total
		Additional			Other	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	holders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2012	$754	$4,844	$25,003	$(6,299)	$(53)	$24,249

Net income	-	-	108	-	-	108

Other comprehensive loss	-	-	-	-	(36)	(36)

Comprehensive income						72

Stock options vested	-	24	-	-	-	24

Balance at March 31, 2012	$754	$4,868	$25,111	$(6,299)	$(89)	$24,345

Balance at January 1, 2011	$754	$4,736	$24,253	$(6,299)	$(477)	$22,967

Net income	-	-	131	-	-	131

Other comprehensive loss	-	-	-	-	(131)	(131)

Comprehensive income						-

Stock options vested	-	28	-	-	-	28

Balance at March 31, 2011	$754	$4,764	$24,384	$(6,299)	$(608)	$22,995

See accompanying notes to condensed consolidated financial statements.

7.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108	$131
Items not requiring (providing) cash
Provision for loan losses	90	300
Depreciation and amortization	141	141
Premium amortization on securities, net	118	131
Loans originated for sale	(5,928)	(2,751)
Proceeds from the sale of loans	6,061	3,389
Gains on sales of loans held for sale	(90)	(63)
Losses on sales of securities, net	-	10
Writedowns and loss on sales of other real estate owned	152	146
Stock options vested	24	28
Change in interest receivable and other assets	355	(3)
Change in interest payable and other liabilities	(80)	143
Net cash provided by operating activities	951	1,602

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	-	422
Proceeds from maturities, calls, and paydowns of securities available for sale	2,079	1,527
Purchases of securities available for sale	(17,123)	(5,300)
Proceeds from maturities of interest-bearing time deposits	3,579	5,169
Purchases of interest-bearing time deposits	(3,042)	-
Net change in loans	4,270	985
Proceeds from sales of other real estate owned	-	458
Net purchases of premises and equipment	(8)	(14)
Net cash provided by (used in) investing activities	(10,245)	3,247

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,168	(9,650)
Repayment of borrowings	(1,800)	(2,000)
Dividends paid	-	(168)
Net cash used in financing activities	(632)	(11,818)

Net change in cash and cash equivalents	(9,926)	(6,969)

Cash and cash equivalents at beginning of period	21,345	17,087

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,419	$10,118

See accompanying notes to condensed consolidated financial statements.

8.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent with those used in the preparation of annual consolidated financial statements. The interim condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements of First Ottawa Bancshares, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial period and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for 2011 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

The Company’s wholly-owned subsidiary, The First National Bank of Ottawa (the “Bank”), operates as a full service community bank. First Ottawa Financial Corporation, a wholly owned subsidiary of the Bank, sells insurance and investment products.

NOTE 2 – EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2012	2011

Net income (in thousands)	$108	$131
Weighted average shares outstanding	645,988	645,988
Effect of dilutive securities:
Stock options	-	-
Shares used to compute diluted earnings per share	645,988	645,988

Earnings per share (not stated in thousands):

Basic	$0.17	$0.20
Diluted	0.17	0.20

A total of 71,990 and 74,440 stock options for the three month periods ended March 31, 2012 and 2011, respectively, are not included in the above calculations as they are non-dilutive.

9.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Table
dollars in thousands) March 31, 2012 and 2011

NOTE 3 – CAPITAL RATIOS

At the dates indicated, the capital ratios for the Company and the Bank were:

					To Be Well
					Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
As of March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amounts in Thousands)
Total capital to risk weighted assets:
Consolidated	$23,531	14.0%	$13,477	8.0%	N/A	N/A
First National Bank of Ottawa	23,415	13.9	13,466	8.0	$16,833	10.0%

Tier I capital to risk weighted assets:
Consolidated	$21,418	12.7%	$6,738	4.0%	N/A	N/A
First National Bank of Ottawa	21,302	12.7	6,733	4.0	$10,100	6.0%

Tier I capital to average assets:
Consolidated	$21,418	7.9%	$10,800	4.0%	N/A	N/A
First National Bank of Ottawa	21,302	7.9	10,795	4.0	$13,493	5.0%

					To Be Well
					Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amounts in Thousands)
Total capital to risk weighted assets:
Consolidated	$22,726	15.6%	$11,652	8.0%	N/A	N/A
First National Bank of Ottawa	22,605	15.5	11,643	8.0	$14,554	10.0%

Tier I capital to risk weighted assets:
Consolidated	$20,894	14.4%	$5,826	4.0%	N/A	N/A
First National Bank of Ottawa	20,773	14.3	5,822	4.0	$8,732	6.0%

Tier I capital to average assets:
Consolidated	$20,894	7.5%	$11,155	4.0%	N/A	N/A
First National Bank of Ottawa	20,773	7.5	11,133	4.0	$13,916	5.0%

10.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 3 – CAPITAL RATIOS (Continued)

As of March 31, 2012, the Bank met the requirements to be categorized as “well capitalized” under the regulatory framework for prompt correction action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios (as defined by applicable regulators) as set forth in the above table. Management is not aware of any conditions or events since March 31, 2012 that would change the Bank’s category. On September 30, 2011, the Bank agreed with the Office of the Comptroller of the Currency to maintain a minimum Tier I leverage ratio of 7.25%, which is in excess of the minimum requirement of 5.00% to be well capitalized under prompt corrective action provisions. The Bank was in compliance with this heightened capital requirement at March 31, 2012.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. Fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The Company uses a fair value hedge to fix future cash flows for interest payments on some of its floating rate certificates of deposit. In this regard, the Company has entered into an interest rate swap with the Broker Dealer Financial Services Corporation (“BDFS”) to fix the interest rate on a specific certificate of deposit product. At March 31, 2012, the Company had $3.9 million of certificates of deposit, which mature in 2012 through 2017, on which it has prepaid BDFS for an interest rate swap and will receive an interest rate from BDFS based on the appreciation of the S&P 500 Index. This interest received from BDFS will be paid to the customer. The certificates of deposit have an embedded derivative which is a written call option. The assets and liabilities in this transaction are being netted in time deposits and the fair value adjustment recorded in other income.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U. S. Treasury	$2,005	$3	$-	$2,008
Federal agencies	23,938	74	(87)	23,925
State and municipal	15,669	490	(93)	16,066
Corporate obligations	1,732	17	(1)	1,748
Asset backed securities	12,994	16	(13)	12,997
Mortgage–backed securities and collateralized mortgage obligations	210	8	-	218
Marketable equity securities	5	-	(3)	2
Total investment securities	$56,553	$608	$(197)	$56,964

11.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 5 – SECURITIES AVAILABLE FOR SALE (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U. S. Treasury	$2,010	$7	$-	$2,017
Federal agencies	21,925	55	(73)	21,907
State and municipal	15,681	574	(20)	16,235
Corporate obligations	1,747	13	(2)	1,758
Mortgage–backed securities and collateralized mortgage obligations	259	10	-	269
Marketable equity securities	5	-	(4)	1
Total investment securities	$41,627	$659	$(99)	$42,187

As of March 31, 2012 and December 31, 2011, the Company had approximately $11.6 million and $12.2 million, respectively, invested in bonds issued by municipalities located within LaSalle County, Illinois.

Securities with an approximate carrying value of $22.6 million and $21.2 million, were pledged at March 31, 2012 and December 31, 2011, respectively, to secure trust and public deposits, and for other purposes as required or permitted by law.

The amortized cost and fair value of contractual maturities of securities available for sale at March 31, 2012 were as follows. Securities not due at a single maturity date, primarily mortgage–backed and equity securities, are shown separately.

	Amortized Cost	Fair Value
Within one year	$9,334	$9,373
One to five years	32,530	32,679
Five to ten years	11,892	12,155
After ten years	2,582	2,537
	56,338	56,744
Mortgage–backed securities and collateralized mortgage obligations	210	218
Marketable equity securities	5	2
Totals	$56,553	$56,964

Information regarding realized gains and losses on sales of securities available for sale as of March 31, 2012 and 2011 follows:

	2012	2011
Gross gains	$-	$-
Gross losses	-	(10)
Tax expense	-	(3)

12.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 5 – SECURITIES AVAILABLE FOR SALE (Continued)

Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2012 and December 31, 2011 was $26.3 million and $21.9 million, respectively, which was approximately 46.1% and 51.9% of the Company’s available for sale investment portfolio at those dates. These declines primarily resulted from market interest rates being greater than the coupon rates on the individual bonds.

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

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Federal agencies	$10,657	$(87)	$-	$-	$10,657	$(87)
State and municipal	1,653	(67)	4,253	(26)	5,906	(93)
Corporate obligations	314	(1)	-	-	314	(1)
Asset backed securities	9,376	(13)	-	-	9,376	(13)
Marketable equity securities	-	-	2	(3)	2	(3)

Total temporarily impaired securities	$22,000	$(168)	$4,255	$(29)	$26,255	$(197)

December 31, 2011
Federal agencies	$15,853	$(73)	$-	$-	$15,853	$(73)
State and municipal	5,182	$(18)	202	(2)	5,384	$(20)
Corporate obligations	644	$(2)	-	-	644	$(2)
Marketable equity securities	-	-	1	(4)	1	(4)
Total temporarily impaired securities	$21,679	$(93)	$203	$(6)	$21,882	$(99)

13.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of March 31, 2012 and December 31, 2011 are summarized as follows:

	2012	2011
Commercial:
Real estate	$40,183	$41,902
Non-real estate	20,719	18,113
Construction and land development	5,303	5,504
Agricultural	21,909	26,998
Residential	35,397	35,542
Consumer	1,755	1,496
Total loans	125,266	129,555
Allowance for loan losses	(2,852)	(2,781)
Loans, net	$122,414	$126,774

At March 31, 2012 and December 31, 2011, respectively, the Company held $40.2 million and $42.0 million in commercial real estate and $5.3 million and $5.5 million in loans collateralized by construction and land development real estate, predominantly in the northern Illinois geographic area. Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is depressed.

14.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the allowance for loan losses by portfolio segment as of March 31, 2012 and 2011.

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Unallocated	Total

Allowance for loan losses:	2012
Balances, January 1	$952	$458	$380	$109	$701	$27	$154	$2,781
Provision for losses	(62)	96	(100)	(20)	(14)	36	154	90
Recoveries on loans	-	1	1	2	-	2	-	6
Loans charged off	-	(16)	-	-	-	(9)	-	(25)
Balances, March 31	$890	$539	$281	$91	$687	$56	$308	$2,852

Allowance for loan losses:	2011
Balances, January 1	$1,515	$577	$633	$79	$497	$31	$31	$3,363
Provision for losses	113	404	(352)	(1)	11	(3)	128	300
Recoveries on loans	-	-	-	-	22	2	-	24
Loans charged off	(76)	(35)	(8)	-	(16)	(1)	-	(136)
Balances, March 31	$1,552	$946	$273	$78	$514	$29	$159	$3,551

15.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans and the related allowance for loan losses by portfolio segment and based on impairment method as of March 31, 2012.

		Commercial	Construction
	Commercial	Non-Real	and Land
	Real Estate	Estate	Development	Agricultural	Residential	Consumer	Unallocated	Total

Total loans:
Individually evaluated for impairment	$1,036	$1,090	$2,982	$800	$966	$28		$6,902
Collectively evaluated for impairment	39,147	19,629	2,321	21,109	34,431	1,727		118,364

Balances, March 31	$40,183	$20,719	$5,303	$21,909	$35,397	$1,755		$125,266

Allowance for loan losses:
Individually evaluated for impairment	$-	$191	$20	$-	$326	$28	$-	$565
Collectively evaluated for impairment	890	348	261	91	361	28	308	2,287

Balances, March 31	$890	$539	$281	$91	$687	$56	$308	$2,852

16.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans and the related allowance for loan losses by portfolio segment and based on impairment method as of December 31, 2011.

		Commercial	Construction
	Commercial	Non-Real	and Land
	Real Estate	Estate	Development	Agricultural	Residential	Consumer	Unallocated	Total

Total loans:
Individually evaluated for impairment	$1,020	$1,060	$2,995	$800	$1,051	$9		$6,935
Collectively evaluated for impairment	40,882	17,053	2,509	26,198	34,491	1,487		122,620

Balances, December 31	$41,902	$18,113	$5,504	$26,998	$35,542	$1,496		$129,555

Allowance for loan losses:
Individually evaluated for impairment	$-	$160	$21	$-	$326	$8	$-	$515
Collectively evaluated for impairment	952	298	359	109	375	19	154	2,266

Balances, December 31	$952	$458	$380	$109	$701	$27	$154	$2,781

17.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012.

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial:
Real estate	$-	$-	$-	$-	$-
Non-real estate	252	240	191	241	2
Construction and land development	2,426	2,398	20	2,413	12
Agricultural	-	-	-	-	-
Residential	686	685	326	686	1
Consumer	28	28	28	28	-
Total	$3,392	$3,351	$565	$3,367	$15

With no related allowance:
Commercial:
Real estate	$1,318	$1,036	$-	$1,037	$-
Non-real estate	850	850	-	850	2
Construction and land development	2,764	584	-	585	-
Agricultural	800	800	-	800	14
Residential	379	281	-	281	-
Consumer	-	-	-	-	-
Total	$6,111	$3,551	$-	$3,553	$16

Total:
Commercial:
Real estate	$1,318	$1,036	$-	$1,037	$-
Non-real estate	1,102	1,090	191	1,091	4
Construction and land development	5,190	2,982	20	2,998	12
Agricultural	800	800	-	800	14
Residential	1,065	966	326	966	1
Consumer	28	28	28	28	-
Total	$9,503	$6,902	$565	$6,920	$31

18.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011.

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial:
Real estate	$-	$-	$-	$-	$-
Non-real estate	215	163	160	189	1
Construction and land development	2,427	2,410	21	2,415	126
Agricultural	-	-	-	-	-
Residential	686	686	326	665	30
Consumer	9	9	8	9	-
Total	$3,337	$3,268	$515	$3,278	$157

With no related allowance:
Commercial:
Real estate	$1,301	$1,020	$-	$1,298	$-
Non-real estate	949	897	-	923	5
Construction and land development	2,764	585	-	813	-
Agricultural	800	800	-	899	49
Residential	461	365	-	413	13
Consumer	-	-	-	-	-
Total	$6,275	$3,667	$-	$4,346	$67

Total:
Commercial:
Real estate	$1,301	$1,020	$-	$1,298	$-
Non-real estate	1,164	1,060	160	1,112	6
Construction and land development	5,191	2995	21	3,228	126
Agricultural	800	800	-	899	49
Residential	1,147	1,051	326	1,078	43
Consumer	9	9	8	9	-
Total	$9,612	$6,935	$515	$7,624	$224

19.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in loans by class based on current payment and accrual status as of March 31, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due Greater than 90 Days, Still Accruing	Loans on Nonaccrual

	March 31, 2012

Commercial:
Real estate	$288	$772	$1,217	$2,277	$37,906	$40,183	$200	$1,017
Non-real estate	490	26	2,160	2,676	18,043	20,719	1,276	884
Construction and land development	157	-	2,982	3,139	2,164	5,303	-	2,982
Agricultural	-	-	-	-	21,909	21,909	-	-
Residential	426	444	1,022	1,892	33,505	35,397	56	966
Consumer	23	-	28	51	1,704	1,755	28	-

Total	$1,384	$1,242	$7,409	$10,035	$115,231	$125,266	$1,560	$5,849

	December 31, 2011

Commercial:
Real estate	$222	$-	$1,928	$2,150	$39,752	$41,902	$908	$1,020
Non-real estate	244	1,141	1,002	2,387	15,726	18,113	-	1,002
Construction and land development	-	-	2,995	2,995	2,509	5,504	-	2,995
Agricultural	-	-	-	-	26,998	26,998	-	-
Residential	369	73	1,161	1,603	33,939	35,542	110	1,051
Consumer	5	-	9	14	1,482	1,496	-	9

Total	$840	$1,214	$7,095	$9,149	$120,406	$129,555	$1,018	$6,077

20.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The Company utilizes an internal asset classification system as a means of reporting loans based on credit quality as follows:

Satisfactory: Loans classified as Satisfactory are supported by financial statements that indicate average risk. The loans have exhibited two or more years of satisfactory repayment with a reasonable reduction of principal.

Satisfactory/Monitored: Loans classified as Satisfactory/Monitored are considered to be of acceptable credit quality so long as they are given the proper level of management supervision.

Special Mention: Loans classified as Special Mention have a potential weakness that deserves management’s close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard: Loans classified as Substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Well defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies arc not corrected.

Doubtful: Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss: Loans classified as Loss are considered uncollectible and charged off immediately.

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
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present loans by class based on their assigned classifications determined by management as of March 31, 2012 and December 31, 2011:

	Commercial Real Estate	Commercial Non-Real Estate	Construction and Land Development	Agricultural	Residential	Consumer	Total

	March 31, 2012
Satisfactory	$5,410	$1,773	$58	$985	$-	$-	$8,226
Satisfactory/Monitored	30,862	15,725	1,840	16,646	-	-	65,073
Special Mention	1,342	638	1,144	1,080	-	-	4,204
Substandard	2,569	2,437	2,261	3,198	-	-	10,465
Doubtful	-	146	-	-	-	-	146
Performing	-	-	-	-	34,375	1,727	36,102
Nonperforming	-	-	-	-	1,022	28	1,050

Total	$40,183	$20,719	$5,303	$21,909	$35,397	$1,755	$125,266

	December 31, 2011
Satisfactory	$5,535	$913	$60	$1,703	$-	$-	$8,211
Satisfactory/Monitored	32,268	14,279	1,976	20,419	-	-	68,942
Special Mention	1,398	219	1,205	1,536	-	-	4,358
Substandard	2,701	2,549	2,263	3,340	-	-	10,853
Doubtful	-	153	-	-	-	-	153
Performing	-	-	-	-	34,381	1,487	35,868
Nonperforming	-	-	-	-	1,161	9	1,170

Total	$41,902	$18,113	$5,504	$26,998	$35,542	$1,496	$129,555

22.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 6 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present information related to troubled debt restructurings as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Real estate	1	$1,030	$766	1	$1,030	$766
Non-real estate	3	179	179	1	57	57
Construction and land development	-	-	-	-	-	-
Agricultural	1	800	800	1	800	800
Residential	1	258	160	1	258	160
Consumer	-	-	-	-	-	-

Total troubled debt restructurings	6	$2,267	$1,905	4	$2,145	$1,783

	March 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Commercial:
Real estate	1	$766	1	$766
Non-real estate	-	-	-	-
Construction and land development	-	-	-	-
Agricultural	-	-	-	-
Residential	1	160	1	160
Consumer	-	-	-	-

Total troubled debt restructurings that subsequently defaulted	2	$926	2	$926

23.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

FASB Accounting Standards Codification (“ASC”) Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with generally accepted accounting principles (“GAAP”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

24.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

(Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Assets:
Available for sale securities:
U.S. Treasuries	$2,008	$-	$2,008	$-
Federal agencies	23,925	-	23,925	-
State and municipals	16,066	-	16,066	-
Asset backed securities	12,997	-	12,997	-
Mortgage–backed securities and collateralized mortgage obligations	218	-	218	-
Corporate obligations	1,748	-	1,748	-
Equities	2	2	-	-
Interest rate swap agreements – customer CDs	1,364	-	1,364	-
Total assets	$58,328	$2	$58,326	$-
Liabilities:
Written call options- customer CDs	$(1,364)	$-	$(1,364)	$-

Nonrecurring basis:
Impaired loans	$2,786	$-	$-	$2,786

25.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
(Continued)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring and non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2011:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring basis:
Assets:
Available for sale securities:
U.S. Treasuries	$2,017	$-	$2,017	$-
Federal agencies	21,907	-	21,907	-
State and municipals	16,235	-	16,235	-
Mortgage–backed securities and collateralized mortgage obligations	269	-	269	-
Corporate obligations	1,758	-	1,758	-
Equities	1	1	-	-
Interest rate swap agreements –customer CDs	1,079	-	1,079	-
Total assets	$43,266	$1	$43,265	$-

Liabilities:
Written call options –customer CDs	$(1,079)	$-	$(1,079)	$-

Nonrecurring basis:
Impaired loans	$2,753	$-	$-	$2,753

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a nonrecurring basis were not significant at March 31, 2012 and December 31, 2011.

Nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment) and reporting units measured at fair value in the first step of a goodwill impairment test. At March 31, 2012 and December 31, 2011, other real estate owned measured at fair value was $4.7 and $4.9 million, respectively, using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria. Due to the significance of the

26.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 7 – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

(Continued)

unobservable inputs, all other real estate owned values have been classified as Level 3. Goodwill was evaluated for impairment at December 31, 2011. No impairment was identified.

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

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,		December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$11,419	$11,419	$21,345	$21,345
Interest-bearing time deposits in financial institutions	54,811	55,682	55,348	56,254
Securities available for sale	56,964	56,964	42,187	42,187
Loans held for sale	102	102	145	145
Loans, net	122,414	124,456	126,774	131,558
Cash surrender value of life insurance	3,888	3,888	3,857	3,857
Accrued interest receivable	1,171	1,171	1,174	1,174

Liabilities
Deposits with no stated maturities	178,508	178,508	175,575	175,575
Time deposits	64,916	66,042	66,681	67,655
Borrowings	-	-	1,800	1,800
Accrued interest payable	205	205	245	245

NOTE 8 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2011 and March 31, 2011 condensed consolidated financial statements in order to conform to the March 31, 2012 condensed consolidated financial statement presentation. These reclassifications had no effect on net income.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 14, 2012, which is the date the financial statements were issued.

27.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table dollars in thousands)
March 31, 2012 and 2011

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-03, Transfers and Servicing (Topic 860); Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The new authoritative guidance was effective for reporting periods beginning on or after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220); Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The new authoritative guidance was effective for reporting periods beginning after December 15, 2011, and did not have a material impact on the Company’s financial position or results of operations. Additionally, the guidance required entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. However, this requirement has been deferred under ASU 2011-12 as issued in December 2011.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350); Testing Goodwill for Impairment. ASU 2011-08 permits an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new authoritative guidance is effective for fiscal years beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations. Early adoption is permitted.

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

The Company’s net income for the three months ended March 31, 2012, was $108,000, or $.17 per common share, compared to net income of $131,000, or $.20 per common share, for the three months ended March 31, 2011. The decrease in net income was due primarily to an increase in noninterest expense and a decrease in income tax benefit compared to the same period in 2011.

The Company’s assets at March 31, 2012 were $270.0 million compared to $270.7 million at December 31, 2011, a decrease of $616,000, or (0.2%).

29.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On April 5, 2012, the U.S. President signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”), which is generally intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934 (as amended by the JOBS Act, the “Exchange Act”), as well as provisions of the Sarbanes-Oxley Act of 2002. The JOBS Act directs the Securities and Exchange Commission to issue rules implementing certain of the JOBS Act amendments. Except as noted below, the Company is currently evaluating the effects that the provisions of the JOBS Act and the Securities and Exchange Commission rules adopted pursuant to the JOBS Act will have on the Company.

The JOBS Act increases the statutory threshold for deregistration under the Securities Exchange Act of 1934 for bank holding companies from 300 to 1,200 stockholders of record. On May 11, 2012, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company’s common stock under Section 12(g)(4) of the Exchange Act. The Section 12(g) deregistration will become in 90 days, or such shorter period as determined by the Securities and Exchange Commission. Based on the filing date of the Form 15, the Company does not expect to have any further reporting obligations under the Exchange Act after August 9, 2012. Until the Section 12(g) deregistration is effective, the Company is required to file all reports as required by the Exchange Act Sections 13(a), 14, and 16. The Company expects the deregistration to provide substantial cost savings in the form of reduced audit, legal and filing expenses and other costs related to complying with the Exchange Act.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2011. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements. Revenue and expenses from operations are included in net expenses from other real estate owned.

31.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Mortgage Servicing Rights: Servicing rights are recognized as assets for the allocated value of servicing rights retained on loans sold and are classified with interest receivable and other assets in the consolidated balance sheets. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market–based assumptions. Any impairment of a grouping is reported as a valuation allowance. There was no such valuation allowance recorded at March 31, 2012 or December 31, 2011.

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

Earnings Per Share: Basic earnings per share is calculated based on the weighted-average common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to net income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options.

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

CONSOLIDATED FINANCIAL CONDITION

Total assets at March 31, 2012 were $270.0 million compared to $270.7 million at December 31, 2011, a decrease of $616,000, or (0.2%). This decrease in total assets was the result of a $9.9 million decrease in cash and due from banks, a $4.4 million decrease in net loans due to current economic trends and a decline in demand, a $537,000 decrease in interest-bearing time deposits in financial institutions, a $152,000 decrease in other real estate owned, and a modest decrease in premises and equipment of $96,000. These decreases were partially offset by a $14.8 million increase in securities available for sale and a nominal increase of $31,000 in cash surrender value of life insurance. The $616,000 decrease in total assets corresponded to a decrease of $1.8 million in borrowings as well as a $1.2 million increase in deposits.

Total liabilities at March 31, 2012 were $245.7 million compared to $246.4 million at December 31, 2011, a decrease of $712,000, or (0.3%). This decrease in total liabilities was primarily the result of a $1.8 million decrease in borrowings. This decrease in borrowings was partially offset by an increase in total deposits of $1.2 million. The increase in deposits was a result of increases in noninterest-bearing demand, money market savings and savings accounts while interest-bearing demand and time deposits decreased. The decrease in borrowings was due to a reduction in federal funds purchased.

Total shareholders’ equity was $24.3 million at March 31, 2012 and $24.2 million at December 31, 2011. Total shareholders’ equity increased as a result of $108,000 of additional retained earnings from net income for the quarter ended March 31, 2012, partially offset by a decrease of $36,000, net of tax, in the valuation of the Company’s investment portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

Net income for the first quarter of 2012 was $108,000, or $0.17 per share, a 17.6% decrease compared to $131,000, or $0.20 per share, in the first quarter of 2011. The decrease in net income for the quarter was primarily the result of a $52,000 increase in noninterest expenses and a $29,000 decrease in the tax benefit compared to the same period in 2011. Current year net interest income after the provision increased by $32,000, and noninterest income increased by $26,000 compared to March 31, 2011. The provision for loan losses of $90,000 decreased $210,000 compared to the same period in 2011. Increases in net interest income and noninterest income were offset by increases in noninterest expense and decreased income tax benefit. The provision for income taxes increased by $29,000, from a $47,000 tax benefit in 2011, to a $18,000 tax benefit in the first quarter of 2012.

33.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The annualized return on average assets was 0.16% in the first quarter of 2012 compared to 0.19% in the first quarter of 2011. The annualized return on average equity decreased to 1.77% in the first quarter of 2012 from 2.23% in the first quarter of 2011.

NET INTEREST INCOME

Net interest income before the provision for loan losses was $2.0 million for the three month period in 2012 compared to $2.2 million for the three months ended March 31, 2011. Total interest and dividend income decreased $276,000 to $2.4 million for the three months ended March 31, 2012, compared to the same period in 2011. The decrease in total interest and dividend income for the three months ended March 31, 2012 reflected a decrease in interest income and fees from loans of $181,000 to $1.9 million, a decrease in tax exempt investment income of $25,000 to $88,000, a decrease in taxable security income of $33,000, to $185,000, and a decrease in income on interest-bearing deposits with financial institutions of $32,000 to $226,000, compared to the same period in 2011. Decreased interest income was a result of decreases in interest rates on investments, volume of tax exempt investments and average loans outstanding during the first quarter of 2012.

The Company’s net interest margin was 3.43% for the three months ended March 31, 2012 compared to 3.64% for the same period in 2011. The yield on average earning assets decreased to 4.01% for the three months ended March 31, 2012 from 4.37% for the same period in 2011, a 36 basis point decrease. This decrease was offset by a similar decrease in the cost of funds from .73% to .58% paid for the same period ended March 31, 2012, a 15 basis point decrease. The decrease in interest expense was significantly affected by a $74,000 decrease in interest paid on time deposit accounts. This reduction was due primarily to rate factors.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $90,000 in the first quarter of 2012, and $300,000 in the first quarter of 2011. This decreased provision level reflects a reduction in the portfolio volume and an increase in the allowance for loan losses as a percentage of total loans compared to December 31, 2011. As of March 31, 2012, the allowance for loan losses totaled $2.9 million, or 2.28% of total loans, which has increased from 2.15% as of December 31, 2011. Nonaccrual loans decreased from $6.1 million at December 31, 2011 to $5.8 million at March 31, 2012. Nonperforming loans, including nonaccrual loans, increased $314,000 to $7.4 million over the same period. Management believes that these nonperforming loans are well collateralized, which significantly reduces the Company’s exposure to losses on the credits.

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

34.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Management concluded that the allowance for loan losses was adequate at March 31, 2012 to cover probable losses inherent in our loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

NONINTEREST INCOME

The Company’s noninterest income totaled $528,000 for the three months ended March 31, 2012 compared to $502,000 for the same period in 2011, an increase of $26,000, or 5.2%. The increase in noninterest income was primarily due to increased mortgage sales and servicing activity of $39,000 to $90,000, compared to the same period in 2011. In addition, service fees on deposit accounts also increased by $13,000, to $157,000 compared to the same period in the prior year.

NONINTEREST EXPENSE

The Company’s noninterest expense was $2.4 million for the three months ended March 31, 2012 and $2.3 million for the same period in 2011. Salaries and employee benefits, the largest component of noninterest expense, increased $26,000, or 2.2%, to $1.2 million. Other real estate owned expenses increased $19,000 to $225,000 in the first quarter of 2012 compared to 2011 due to increased expenses related to properties held and losses on the sale or valuation of other real estate in 2012. Modest increases in insurance expense of $18,000, and professional fees of $33,000 were partially offset by decreases in occupancy and equipment expense of $13,000, other expenses of $26,000, and data processing fees of $5,000. In addition, income tax expense increased $29,000 from a $47,000 benefit in the first quarter of 2011 compared to a $18,000 benefit in 2012.

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

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term United States government and agency obligations. The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given year. At

35.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

March 31, 2012, cash and due from banks and certificates of deposit held at other financial institutions maturing in less than 1 year totaled $26.1 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds lines of credit from correspondent banks, and borrowings from the Federal Home Loan Bank of Chicago.

The following table discloses contractual obligations and commercial commitments of the Company as of March 31, 2012:

		Less Than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Lines of credit(1)	$18,830	$13,040	$1,239	$1,450	$3,101
Data processing contract payable	352	223	129	-	-
Commitments to Extend credit	110	110	-	-	-
Standby letters of credit(1)	339	329	10	-	-

	$19,631	$13,702	$1,378	$1,450	$3,101

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

36.

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

37.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

38.

FIRST OTTAWA BANCSHARES, INC. AND SUBSIDIARY
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4: CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2012, there have been no changes in the Company’s internal controls or disclosure controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting or disclosure controls.

39.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1.A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d- 14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d- 14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

40.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and March 31, 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

FIRST OTTAWA BANCSHARES, INC.
(Registrant)

/s/ Joachim J. Brown
Date: May 14, 2012	Joachim J. Brown
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Vincent G. Easi
Date: May 14, 2012	Vincent G. Easi
Chief Financial Officer
(Principal Financial Officer)

41.